Form 10-Q
period 1995-03-31
NUCLEAR RESEARCH CORP
filed 1995-05-15
CIK 73296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended March 31, 1995

                                       OR

_      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to __________________

                           Commission file No. 0-9613

                          NUCLEAR RESEARCH CORPORATION
             (Exact name of Registrant as specified in its charter)

                    Pennsylvania                      1343870
           (State or other jurisdiction          (I.R.S. Employer
                 of organization)                Identification No.)

   125 Titus Avenue, Warrington, Pennsylvania           18976
    (Address of Principal Executive Offices)          (Zip Code)

                                 (215) 343-5900
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of May 15, 1995, the Registrant had 28,175 shares of its common stock outstanding.

                                     INDEX


Number                                                                     Page

PART I.  Financial Information.

Item 1.  Consolidated Financial Statements.

         Consolidated Balance Sheets - March 31, 1995
         and June 30, 1994....................................................3

         Consolidated Statements of Operations - Three
         Months Ended March 31, 1995 and 1994.................................5

         Consolidated Statements of Operations - Nine
         Months Ended March 31, 1995 and 1994.................................6

         Consolidated Statements of Shareholders' Equity -
         Nine Months Ended March 31, 1995 and The
         Year Ended June 30, 1994.............................................7

         Consolidated Statements of Cash Flows - Nine
         Months Ended March 31, 1995 and 1994.................................8

         Notes to Consolidated Financial Statements...........................9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................11

PART II. Other Information.

Item 1.  Legal Proceedings...................................................14

Item 2.  Changes in Securities...............................................14

Item 3.  Defaults Upon Senior Securities.....................................14

Item 4.  Submission of Matters to a Vote of Security
         Holders.............................................................14

Item 5.  Other Information...................................................14

Item 6.  Exhibits and Reports on Form 8-K....................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.
                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                       March 31, 1995                   June 30, 1994
                                                       --------------                   -------------
CURRENT ASSETS
    Cash                                               $    21,454                     $   163,273
    Accounts receivable                                  3,380,943                       3,760,778
    Costs and Estimated
      Earnings in Excess
      of Billings (Note 5)                                 908,289                          -
    Other Receivable (Note 4)                                  -                           695,335
    Inventory (Note 3)                                   4,442,894                       4,780,386
    Prepaid expenses and
      other current assets                                 256,615                          26,113
                                                        ----------                      ----------
       Total Current Assets                              9,010,195                       9,425,885

PROPERTY, PLANT AND EQUIPMENT
    (net of accumulated depre-
     ciation and amortization of
     $2,339,330 at March 31,
     1995 and $2,079,495 at
     June 30, 1994)                                      1,443,554                       1,456,620

OTHER ASSETS
    Patents (net of accumulated
    amortization of $55,521
    at March 31, 1995 and
    $48,726 at June 30, 1994                               132,655                         127,483

    Other                                                   13,685                          14,706
                                                       -----------                     -----------

       Total Other Assets                                  146,340                         142,189
                                                       -----------                     -----------

TOTAL ASSETS                                           $10,600,089                     $11,024,694
                                                       ===========                     ===========


                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     March 31, 1995                         June 30, 1994
                                                     --------------                         -------------
CURRENT LIABILITIES
    Short-term borrowings                              $ 1,500,000                           $ 2,375,000
    Current portion of
      long-term debt                                       313,004                              344,282
    Accounts payable                                     2,296,078                            1,980,046
    Accrued expenses                                       324,779                              510,640
    Accrued payroll and
      payroll taxes                                        376,136                              424,570
    Taxes payable on income                                159,775                              106,251
                                                       -----------                           ----------

    Total Current Liabilities                            4,969,772                             5,740,789

LONG-TERM DEBT                                             489,071                               738,870

DEFERRED INCOME TAXES                                       29,274                                29,274

SHAREHOLDERS' EQUITY
    Common Stock
      Stated value $5 per
      share, with 60,000 shares
      authorized, 31,873 shares
      issued and 28,175 shares
      outstanding                                          159,365                               159,365
      Additional paid capital                              517,010                               517,010
      Retained Earnings                                  4,497,950                             3,901,739
      Less: treasury stock,
         3,698 shares at cost                              (62,353)                              (62,353)
                                                       -----------                           -----------

    Total Shareholders' Equity                           5,111,972                             4,515,761
                                                       -----------                           -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                   $10,600,089                           $11,024,694
                                                       ===========                           ===========





                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                           Three Months Ended
                                                                                 March 31,

                                                                    1995                          1994
                                                                    ----                          ----
NET SALES                                                       $6,917,256                   $4,559,238

COST OF SALES                                                    5,459,182                    3,730,619
                                                                ----------                   ----------
GROSS PROFIT                                                     1,458,074                      828,619

SELLING AND ADMINISTRATIVE
   EXPENSES                                                        453,950                      313,986

RESEARCH AND DEVELOPMENT
   EXPENSES                                                        211,612                      218,642

INTEREST EXPENSE                                                    92,936                       36,200
                                                                ----------                    ---------
INCOME FROM OPERATIONS                                             699,576                      259,791

OTHER INCOME                                                         6,181                        2,090
                                                                ----------                    ---------
INCOME BEFORE INCOME TAXES                                         705,757                      261,881
   LESS: TAXES ON INCOME                                           290,497                      100,459
                                                                ----------                    ---------
NET INCOME                                                      $  415,260                    $ 161,422
                                                                ==========                    =========

PRIMARY EARNINGS PER SHARE                                      $    12.73                    $    5.23
                                                                ==========                    =========
WEIGHTED AVERAGE COMMON SHARES                                      32,621                       30,855
                                                                ==========                    =========



                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                           Nine Months Ended
                                                                                 March 31,

                                                                    1995                          1994
                                                                    ----                          ----
NET SALES                                                       $16,600,710                  $12,315,962
COST OF SALES                                                    13,205,661                   10,002,551
                                                                -----------                  -----------
GROSS PROFIT                                                      3,395,049                    2,313,411

SELLING AND ADMINISTRATIVE
   EXPENSES                                                       1,444,871                    1,134,882

RESEARCH AND DEVELOPMENT
   EXPENSES                                                         733,628                      749,594

INTEREST EXPENSE                                                    223,747                      203,631
                                                                -----------                   ----------
INCOME FROM OPERATIONS                                              992,803                      225,304

OTHER INCOME                                                         11,943                        6,290
                                                                -----------                   ----------
INCOME BEFORE INCOME TAXES                                        1,004,746                      231,594
   LESS: TAXES ON INCOME                                            408,535                       86,893
                                                                -----------                   ----------
NET INCOME                                                      $   596,211                   $  144,701
                                                                ===========                   ==========

PRIMARY EARNINGS PER SHARE                                      $     18.28                   $     4.69
                                                                ===========                   ==========
WEIGHTED AVERAGE COMMON SHARES                                       32,621                       30,855
                                                                ===========                   ==========






                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND YEAR ENDED JUNE 30, 1994
                                  (UNAUDITED)

                                     Common Stock          Additional                                            Total
                                                            Paid In         Retained                         Shareholders'
                                Shares       Amount         Capital         Earnings       Treasury Stock        Equity
Balance at                      28,175      $159,365        $517,010       $3,279,386         $(62,353)        $3,893,408
  June 30, 1993

  Net Income for
    the year ended
    June 30, 1994                 -             -               -             622,353             -               622,353
                                ------       -------         -------        ---------           ------          ---------
Balance at
  June 30, 1994                 28,175       159,365         517,010        3,901,739          (62,353)         4,515,761

  Net income for
    the nine months
    ended March 31,
    1995                          -             -               -             596,211             -               596,211
                                -------      -------         -------        ---------           ------          ---------

Balance at
  March 31, 1995                28,175      $159,365        $517,010       $4,497,950         $(62,353)        $5,111,972
                                ======      ========        ========       ==========         =========        ==========






                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                          March 31,

                                                                                 1995                   1994
                                                                                 ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $  596,211              $   144,701
  Adjustments to reconcile net
  income to net cash provided by
  (used by) operating activities:
    Depreciation and amortization                                             266,625                  337,125
    (Increase) Decrease in:
       Accounts receivable                                                    379,835                  (58,539)
       Costs and Estimated
         Earnings in Excess
         of Billings                                                         (908,289)                     -
       Other receivable                                                       695,335                 (896,191)
      Inventory                                                               337,492                 (138,460)
       Prepaid expenses and other
         current assets                                                      (230,502)                  84,781
    Increase (decrease) in:
       Accounts payable, accrued
         expenses and payroll taxes                                            81,737                  740,101
       Taxes payable - on income                                               53,524                    -
                                                                           ----------              -----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                                1,271,968                  213,518
                                                                           ----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                      (258,731)                (121,315)
                                                                           ----------              -----------

NET CASH USED BY INVESTING ACTIVITIES                                        (258,731)                (121,315)
                                                                           ----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds (payments) on line of
     credit                                                                  (875,000)                 125,000
   Payments on long-term debt                                                (281,077)                (234,532)
   Decrease in Other Assets                                                     1,021                    -
                                                                           ----------              -----------

NET CASH USED BY FINANCING
   ACTIVITIES                                                              (1,155,056)                (109,532)
                                                                           ----------              -----------

NET DECREASE IN CASH                                                         (141,819)                 (17,329)
                                                                           ----------              -----------

CASH - beginning                                                              163,273                   73,957
                                                                           ----------              -----------

CASH - ending                                                              $   21,454              $    56,628
                                                                           ==========              ===========


                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       March 31, 1995 and March 31, 1994

Note 1. The Consolidated Financial Statements of Nuclear Research Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 1995 and June 30, 1994 and the consolidated results of operations and cash flows for the three and nine months ended March 31, 1995 and 1994. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

The consolidated results of operations for the three and nine months ended March 31, 1995 and 1994 are not necessarily indicative of the results for the full year.

Note 2.  Principles of Consolidation.

The Consolidated Financial Statements include the accounts of Nuclear Research Corporation and NRC Acquisition Corporation, hereafter referred to collectively as the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 3.  Inventory.
                                                 (UNAUDITED)
                                      March 31,              June 30,
                                         1995                  1994
                                        ------                ------
Inventory consists of:
Work-In-Process
  United States Government
    contracts                         $6,902,039            $5,955,568
  Commercial contracts                   607,162               722,299
Purchased and manufactured
  parts                                1,354,410               923,972
                                      ----------            ----------
                                      $8,863,611            $7,601,839

Less:  Progress payments
  on United States
  Government contracts                 4,420,717             2,821,453
                                      ----------            ----------
         Total                        $4,442,894            $4,780,386
                                      ==========            ==========

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.  Inventory (continued)

The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at March 31, 1995, reported inventories would have been higher by $1,021,818 and the reported income would have been higher by $88,641 ($2.72 per share). The pro forma effect relating to the use of the FIFO method would have resulted in the following balances for the statement of operations presentation for the nine months ended March 31, 1995:

                  Gross Profit                                $3,543,109
                                                              ==========

                  Income from Operations                      $1,140,863
                                                              ==========

                  Net Income                                  $  684,852
                                                              ==========

Note 4.  Other Receivable.

On March 15, 1993, a portion of the roof collapsed at the Company's Dover, New Jersey division resulting in the disruption of production at this facility. The property, inventory and business interruption losses resulting from the partial roof collapse were insured. The other receivable represents the final settlement as of June 30, 1994 of the Company's insurance claim related to the partial roof collapse. The claim was paid in the quarterly period ended September 30, 1994.

Note 5.  Costs and Estimated Earnings in Excess of Billings.

The Company uses the percentage-of-completion method of income recognition to account for a multi-year contract.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     During the nine months ended March 31, 1995, decreases in accounts receivable of $379,835, a reduction in inventory of $337,492 and in an other receivable of $695,335 combined with an increase in accounts payable, accrued expenses and payroll taxes of $81,737 were the principal factors affecting cash provided by operating activities. The decrease in the other receivable was the result of the final settlement of the Company's insurance claim related to the partial roof collapse in the Dover Division facility (see Note 4). Increases in costs and estimated earnings in excess of billings of $908,289 and prepaid expenses and other current assets of $230,502 offset cash provided by operating activities for the nine months ended March 31, 1995.

     The costs and estimated earnings in excess of billings resulted from the Company using the percentage-of-completion method for income recognition of a multi-year contract. Additionally, during the nine months ended March 31, 1995, the Company had capital expenditures of $258,731 to purchase manufacturing and computer equipment, to make building improvements and to make certain expenditures associated with patents. Cash used by financing activities for the nine months ended March 31, 1995 increased by $1,155,056, as a result of payments on the line of credit of $875,000 and on long term debt of $281,077.

     The Company's backlog of orders as of April 30, 1995 and April 30, 1994 was $24,177,000 and $35,281,000, respectively.

     The Company increased its line of credit availability by $500,000 raising the maximum available under its line of credit to $3,500,000. The Company believes that funds from operations and amounts available under its line of credit will be sufficient to satisfy the Company's cash requirements.

Results of Operations.

     Sales for the three months ended March 31, 1995 were $6,917,256, an increase of $2,358,018 compared to sales of $4,559,238 for the three months ended March 31, 1994. The increase in sales was primarily due to the Company's ability to operate at normal shipping levels as compared to the prior year when the partial roof collapse at the Company's Dover Division facility prevented the Company from maintaining normal shipping levels.

     Income from operations increased to $699,576 for the three months ended March 31, 1995 from $259,791 for the three months ended March 31, 1994, due to an increase in gross profit. The increase in gross profit was offset by increases in selling and administrative expenses. Gross profit as a percentage of sales increased to 21.08% at March 31, 1995 as compared to 18.17% for the three months ended March 31, 1994 as a result of the Company's ability to operate at normal shipping levels, combined with increased shipments of products with higher gross margins.

     Selling and administrative expenses increased $139,964 to $453,950 for the three months ended March 31, 1995. The increase was primarily due to increased marketing and commission expenses. As a percentage of sales, however, selling and administrative expenses decreased to 6.56% for the three months ended March 31, 1995 as compared to 6.89% for the three months ended March 31, 1994.

     Research and development expenses decreased $7,030 to $211,612 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of sales, research and development expenses decreased to 3.06% for the three months ended March 31, 1995 as compared to 4.80% for the three months ended March 31, 1994.

     Interest expense increased $56,736 to $92,936 for the three months ended March 31, 1995. The increase can be accounted for by higher interest rates and costs associated with letters of credit for a multi-year contract.

     Sales for the nine months ended March 31, 1995 were $16,600,710, an increase of $4,284,748 from sales of $12,315,962 for the nine months ended March 31, 1994. The increase in sales was primarily due to the Company's ability to operate at normal shipping levels as compared to the prior year when the partial roof collapse at the Company's Dover Division facility prevented the Company from maintaining normal shipping levels.

     Income from operations increased to $992,803 for the nine months ended March 31, 1995 from $225,304 for the nine months ended March 31, 1994. The increase in income from operations was primarily due to an increase in gross profit which was partially offset by an increase in selling and administrative expenses. Gross profit as a percentage of sales increased to 20.45% for the nine months ended March 31, 1995 compared to 18.78% for the nine months ended March 31, 1994. The increase is attributed to the Company's ability to operate at normal shipping levels combined with increased shipments of products with higher gross margins.

     Selling and administrative expenses increased $309,989 to $1,444,871 for the nine months ended March 31, 1995. The increase was primarily due to increased marketing expenses, commission expenses and costs related to negotiating an enhancement of the Company's credit facility. As a percentage of sales, selling and administrative expenses decreased to 8.70% for the nine months ended March 31, 1995 as compared to 9.21% for the nine months ended March 31, 1994.

     Research and development expenses decreased $15,966 to $733,628 for the nine months ended March 31, 1995 as compared to $749,594 for the nine months ended March 31, 1994. As a percentage of sales, research and development expenses decreased to 4.42% for the nine months ended March 31, 1995 as compared to 6.09% for the nine months ended March 31, 1994. The decrease was primarily due to the fact that all programming costs were fully amortized as of June 30, 1994.

     Interest expense increased $20,116 to $223,747 for the nine months ended March 31, 1995 as a result of higher interest rates and related costs associated with letters of credit for a multi-year contract.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         Not Applicable.

Item 2.  Changes in Securities.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

Item 5.  Other Information.

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Not applicable.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NUCLEAR RESEARCH CORPORATION


                                     By: /s/ Earl M. Pollock
                                        ----------------------------
                                          Earl M. Pollock
                                          President


                                     By: /s/ Mark S. Pollock
                                        ----------------------------
                                          Mark S. Pollock
                                          Treasurer


Dated:  May 15, 1995