Form 10-K
period 1995-06-30
NUCLEAR RESEARCH CORP
filed 1995-10-17
CIK 73296

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K


(Mark One)
X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995

                                     or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

                       Commission file number 0-9613


                    NUCLEAR RESEARCH CORPORATION
         (Exact name of registrant as specified in its charter)

       Pennsylvania                            1343870
(State or other jurisdiction of       (I.R.S. Employer Identification
incorporation or organization)        Number)

125 Titus Avenue
Warrington, Pennsylvania                              18976
(Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code: (215) 343-5900

     Securities registered pursuant to Section 12(b) of the Act:

                              None

     Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, stated value $5 per share
                             (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X                           No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    [ ]

     There is no trading market for the voting securities of the Registrant. The Registrant had 28,175 common shares outstanding as of June 30, 1995, of which 10,735 shares are held by persons who are not officers or directors of the Registrant.
                Documents incorporated by reference:  None

                                  PART I

ITEM 1.   BUSINESS.

     (a) General. Nuclear Research Corporation (the "Company") was incorporated on July 17, 1950 under the laws of the Commonwealth of Pennsylvania. The Company is engaged in the business of designing, manufacturing and servicing the detection, measurement and monitoring devices and gauges described below.
     (b) Products and Markets. The Company's products consist of: portable radiation detection and health physics measuring instruments ("Health Physics Instruments"); environmental systems and equipment for detecting, measuring and monitoring radiation in air, liquid and gases for nuclear materials ("Environmental Monitoring Systems and Equipment"); and nuclear gauges for industrial process control ("Nucleonic Gauges"). The Company sells products to the United States Government (the "Government"), to foreign governments, and to utilities and companies in the processing industry, including mining, chemical, petroleum, steel, paper, glass and food and beverage companies.

     Net sales contributed by these product categories and their percentage of total sales are as follows:


     Product Categories                      Net Sales
     ------------------                      ---------
                                      (Dollars in Thousands)

                                For the Fiscal Year Ended June 30,
                                     1995           1994       1993
                                     ----           ----       ----

Health Physics Instruments          $21,704        $16,547   $17,545

Environmental Monitoring Systems
  and Equipment                       5,143          4,136     4,541

Nucleonic Gauges                        205            170       115
                                    -------        -------   -------

                  TOTAL             $27,052        $20,853   $22,201



Product Categories                       Percentage of Net Sales
------------------                       -----------------------

                                   For the Fiscal Year Ended June 30,
                                  ----------------------------------
                                           1995      1994      1993
                                           ----      ----      ----
Health Physics Instruments                 80.2%     79.4%    79.0%

Environmental Monitoring Systems
  and Equipment                             19.0      19.8     20.0

Nucleonic Gauges                              .8       .8       1.0
                                          ------    ------  -------

                  TOTAL                   100.0%    100.0%   100.0%




   During fiscal 1995, the Company expanded its business into two new areas which the Company believes will increase its competitiveness and lead to new opportunities for growth. First, as a vehicle for this expansion, in July, 1995 the Company entered into an operating agreement for the formation of a New Jersey limited liability company (the "LLC"). The purpose of the LLC is to develop, manufacture, produce and sell temperature measurement devices and other related products or services. Pursuant to a contribution agreement among the Company and the other members of the LLC, the Company will contribute property, in the form of cash, inventory and other business assets which will have a fair market value of $300,000, in exchange for a 42% membership interest in the LLC. The Company will produce under a manufacturing agreement the temperature measurement devices which will be sold by the LLC and will provide administrative services to the LLC. Second, the Company has been marketing Geiger Muller tubes for both military and commercial markets. Although no material orders or sales occurred in fiscal 1995, the Company believes that the discrete sale of such radiation detectors represents a continuing diversification of its product line and an opportunity for growth.
   In 1986 the Company obtained two patents that are significant to its business. One patent relates to a radiation measurement technique used in certain of the Company's Health Physics and Environmental Monitoring devices. The technique of operation, as described in the patent, permits more extensive use of a stable inexpensive detector that prior to the discovery was limited to a comparatively narrow scope of use. The possession of this patent allows the Company, in a protected fashion, to compete in a much broader market. The second patent relates to a computer program which permits more accurate measurement of radiation in connection with the technique utilized by the first patent. The second patent allows the Company to address additional business opportunities in specialized low level nuclear measurement. The Government has certain use rights with respect to these patents. The Company has also obtained patents in certain foreign countries with respect to these techniques. During 1991, the Company obtained a United States patent relating to a radiation measurement device used in connection with other products manufactured by the Company.
   (c) Distribution. The Company's products are marketed directly to its customers through its own marketing staff and through a variety of manufacturers' representatives acting as independent commissioned sales agents and distributors. Commissions range from 3% to 15% depending upon the amount of follow-up service provided. In certain instances where opportunities for growth or expansion are unique, the Company has tailored its agreements with such representatives with a view to enhance sales efforts. Approximately 89% of all sales in the fiscal year ended June 30, 1995 ("fiscal 1995") were obtained through the Company's internal marketing staff which currently consists of six persons.
   (d) Backlog. At June 30, 1995, the Company's backlog of orders was $20,010,000 compared to $33,564,000 at June 30, 1994. Substantially all such orders are subject to cancellation. In the fiscal year ending June 30, 1996 ("fiscal 1996"), the Company expects to ship approximately $16,000,000 of the June 30, 1995 backlog.
   Domestic commercial orders for fiscal 1995 were $2,691,000 compared to $3,686,000 for fiscal 1994. The Company believes that the decrease in domestic commercial orders is primarily due to customer budgetary constraints. The Company further believes that such customer budgetary constraints are due to the de-regulation of nuclear power plants and the increased emphasis among nuclear power plants on competitiveness and cost reduction. In 1995 the Company concentrated its marketing efforts in foreign commercial markets and the development of new product lines.
   (e) Sources of Supply. The Company's products are manufactured from widely distributed electronic components and fabricated parts made of metal, plastics and rubber. Nuclear materials are used to calibrate the products or to create a radiation source for checks or measurements, but are not normally used in the manufacturing process. Required materials and components are readily available from multiple sources at competitive prices and the Company foresees no significant problem of availability.
   (f) Competitive Conditions. The Company has a limited number of competitors in each of its product categories. Certain of these companies have greater capital and technical resources than the Company.
Competition in each of the Company's product categories is based primarily upon price, technology and ability to deliver.

   (g) Customers. Contracts with the Government, including the United States Department of Defense, were virtually unchanged from 78% of revenues in the fiscal year ended June 30, 1994 ("fiscal 1994") to 78.5% of revenues in fiscal 1995. Some of the products manufactured for the Government are proprietary and others are manufactured in accordance with Government specifications and drawings. All of the Company's contracts with the Government provide for termination at the discretion of the Government for reasons of convenience and/or justifiable cause. Only four Government contracts the Company has accepted in its 44-year history have been terminated. The final negotiated settlements in three of these instances did not result in a material loss of profits on completed portions of the contracts because earned profits were paid up to the points of termination. However, termination does cause a reduction in backlog and in projected revenues and profits from the terminated portion of the contract.
   The Government is the only customer that accounted for at least 10% of the Company's total revenues in fiscal 1995. The loss or significant reduction of government contract work would be likely to have a material adverse effect on the Company.
   Total foreign shipments accounted for 12% of the Company's total revenues in fiscal 1995 as compared to 4% in fiscal 1994 and 10% in the year ended June 30, 1993 ("fiscal 1993").
   Domestic commercial sales for fiscal 1995 decreased 27% to $2,685,000 compared to $3,663,000 for fiscal 1994. The decrease in domestic commercial sales can be accounted for by customer budgetary constraints combined with the Company's increased emphasis on foreign commercial sales in fiscal 1995.
   All of the Company's sales to unaffiliated customers are manufactured in and shipped from the United States. Export sales information appears below:

                                         For the Year Ended June 30,
                                         --------------------------

                          1995           1994            1993
                          ----           ----            ----

Export Sales:
   Europe             $   469,000     $   453,000    $ 1,147,000
   Far East             2,299,000         417,000        660,000
   Middle East             36,000          25,000        333,000
   North America          313,000            -              -
   Other                   15,000          23,000         67,000
                      -----------     -----------     ----------
            TOTAL     $ 3,132,000     $   918,000    $ 2,207,000


   (h) Regulation. The United States Nuclear Regulatory Commission ("USNRC") imposes controls on the handling of nuclear materials, including disposal of material waste and toxic material discharge, as well as security against loss or theft of nuclear material and the protection of personnel in or near nuclear environments. The Company is subject to these regulations and has a nuclear physicist on staff, who is the Company's radiation safety officer supervising the Company's compliance. He is responsible for the preparation, updating and implementation of the Company Radiation Safety Handbook, a copy of which is on file with the USNRC. The USNRC periodically conducts spot inspections to determine compliance with its regulations and license requirements.
   The Company considers the maintenance and upgrading of these controls as well as the maintenance of adequate storage facilities to be normal costs of business. The Company believes its current facilities and administrative procedures meet USNRC requirements.
   The Company holds licenses granted by the USNRC for the receipt, use, storage and distribution of various radioisotope source materials used in its normal course of business. Each of the licenses is for a term of five years. The expiration date of one license is October 31, 1999 and the expiration date of another is April 30, 2000. The remaining licenses have expiration dates of January 31, 1996 and November 30, 1997.
   Radiac (radiation detection, identification and computation) instruments for military use constitute a portion of the Company's foreign sales. Approval by the Office of Munitions Control of the United States State Department is required prior to the issuance of an export license for such instruments. The Office of Munitions Control can impose certain restrictions on the sale of these instruments.
   (i) Research and Development. The Company has a six person staff consisting of electronics engineers, nuclear physicists and computer programmers who perform research and development activities for the Company. This group spends from 80% to 85% of its time on a project basis in development of special products for customers and new and improved products for the Company's own product lines.
   The Company expended $1,052,718 on research in fiscal 1995 compared to $1,013,798 and $1,245,545 in fiscal years 1994 and 1993, respectively. Customer-sponsored research accounted for $187,854 in fiscal 1995, $244,940 in fiscal 1994 and $146,000 in the fiscal year ended June 30, 1993 ("fiscal 1993").
   (j) Personnel. At September 1, 1995, the Company had a total of 217 full-time employees, 95 at its Warrington, Pennsylvania location and 122
at its Dover, New Jersey location.   Of these employees, 130 are
engineering and production workers and the balance are officers, managers, clerical personnel and indirect labor. None of the Company's employees is represented by a labor union.
Item 2.      Properties.
   On March 23, 1981, the Company purchased a building at 125 Titus Avenue, Warrington, Pennsylvania for use as the Company's headquarters and as a manufacturing facility. The building contains approximately 29,000 square feet with approximately 8,000 square feet reserved for offices and engineering laboratories and 21,000 square feet for manufacturing facilities. The building is located on a three-acre site.
   The Company is presently constructing a 20,000 square foot addition to its Warrington facility to accommodate increased space requirements and to provide space for anticipated growth. See Note 13 to the Consolidated Financial Statements.
   On January 15, 1982, the Company leased 38,000 square feet of space on the second floor of a building on Richboynton Road in Dover, New Jersey, to be used for offices, engineering laboratories and for manufacturing facilities. The lease term was for a period of ten years with a five-year renewal option. Effective March 1, 1992, the Company exercised the renewal option. See Note 9 to the Consolidated Financial Statements.
   The Company believes that its properties are currently adequate to meet its requirements.

ITEM 3.      LEGAL PROCEEDINGS.
   None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
   Not applicable.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

   There is no established public trading market for the common stock of the Company.
   As of June 30, 1995, the Company had approximately 1,725 shareholders of record.
   The Company did not pay any dividends in fiscal years 1995 and 1994 and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                         For the Fiscal Year Ended June 30
                         ---------------------------------

                1995            1994          1993            1992
1991
             -----------    -----------    ----------     -----------
------------
Net Sales    $27,051,737    $20,852,694    $22,201,291    $22,121,505
$15,064,358

Net Income   $ 1,278,476    $   622,353(1) $   395,179    $   775,764    $
252,762(2)

Net Income
Per Common
Share        $     38.25    $     19.69    $     12.84    $     25.74    $
8.81(2)

Total
Assets       $11,168,668    $11,024,694    $10,296,249    $ 9,157,826    $
9,383,701

Long-term
Debt         $   379,131    $   738,870    $   913,680    $   799,301    $
1,121,592

Dividends
Declared,
Per Common
Share        $         0    $         0    $         0    $         0     $
    0


(1) During fiscal 1994, the final settlement of the Company's insurance claim related to the partial roof collapse at the Dover Division in March 1993 resulted in a recorded gain of $323,209. See Note
1 to the Consolidated Financial Statements.

(2) During the fiscal year ended June 30, 1991, labor-related legal expense of $123,016 was charged against income.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
   During fiscal 1995, reductions in inventory of $1,271,096 and an other receivable of $695,335 combined with an increase in taxes payable on income of $350,804 were the major factors which affected the cash provided by operating activities. The Company was able to dramatically reduce ending inventory due to increased sales volume. The days' sales in inventory, which is a measure of the supply of inventory that the Company maintains, decreased to 99 days in fiscal 1995 as compared to 162 days in fiscal 1994. The decrease in the other receivable in fiscal 1995 was the result of the final settlement of the Company's insurance claim related to the partial roof collapse in the Dover Division facility. Increases in costs and estimated earnings in excess of billings on uncompleted contract of $1,733,552 and accounts receivable of $365,542 combined with a decrease in accounts payable of $425,164 offset cash provided by operating activities for the fiscal year ended June 30, 1995. The costs and estimated earnings in excess of billings on uncompleted contract resulted from the Company using the percentage-of-completion method for income recognition of a multi-year contract.
   The Company made capital expenditures of $343,427 in fiscal 1995 for the purchase of manufacturing and computer equipment, building improvements and certain expenditures associated with patents. Cash used by financing activities for fiscal 1995 increased $864,980 as a result of payments on the line of credit of $525,000 and payments on long term debt of $339,980.
   During fiscal 1995, the Company increased its working capital line of credit to the maximum amount of $5,000,000 of which $1,850,000 was outstanding at June 30, 1995. The Company's line of credit is with CoreStates Bank (the "Bank"), successor to Bucks County Bank and Trust Company with which the Company previously had its credit facility. The interest rate on this line of credit is payable at the Bank's prime rate (9% at June 30, 1995) plus 1/2%. The line of credit is secured by accounts receivable, inventory, certain real property, assignment of a letter of credit confirmed and negotiated by the Bank and a nonrecourse surety agreement executed by Earl Pollock, the Company's Chairman and President, and Dorothy Pollock, the Company's Secretary and a director, for $1,000,000 secured by a pledge of 8,476 shares of their Company stock. The maximum amounts available for advances under this line of credit are limited as follows:

             $3,000,000 - July 1, 1994 through November 6, 1994
             $3,500,000 - November 7, 1994 through December 31, 1995
             $5,000,000 - January 1, 1996 through December 31, 1996
             $3,500,000 - January 1, 1997 through June 30, 1997
             $3,000,000 - July 1, 1997 through December 31, 1997

   The Company also has a long-term note with the Bank at an interest rate of 7.95%. The note is collateralized by the Company's accounts receivable, inventory and property, plant and equipment. The principal balance of this loan at June 30, 1995 was $631,299. See Note 6 to the Consolidated Financial Statements.
   Subsequent to June 30, 1995, the Company entered into a $300,000 term loan agreement with the Bank. The note is payable in monthly installments of $8,334 commencing one month after the first advance to the Company plus interest at 8.25%. The note is collateralized by accounts receivable, inventory, property, plant and equipment, assignment of a letter of credit confirmed and negotiated by the Bank and the aforementioned nonrecourse surety agreement for $1,000,000 executed by Earl and Dorothy Pollock secured by a pledge of the aforementioned 8,476 shares of their Company stock. The first advance is anticipated to occur during the second quarter of the fiscal year ending June 30, 1996. The purpose of the loan is to assist in financing the construction of the addition to the Company's facility in Warrington, Pennsylvania.
   The Company believes that funds from operations and amounts available under its present credit facilities will be sufficient to satisfy the Company's operating cash requirements.


Results of Operations
---------------------
   Fiscal 1995 Compared with Fiscal 1994
   -------------------------------------
   Sales for fiscal 1995 increased to a record $27,051,737 from $20,852,694 in fiscal 1994. The increase in sales in fiscal 1995 was primarily due to the resumption of the Company's ability to operate at normal shipping levels for government contracts as compared to the prior year when the partial roof collapse at the Company's Dover Division facility prevented the Company from maintaining normal shipping levels. Additionally, as a result of increased marketing efforts in foreign markets, foreign sales increased 11.58% to $3,132,000 in fiscal 1995 as compared to $918,000 in fiscal 1994.

   Income from operations increased to a record $2,034,346 in fiscal 1995 from $672,754 in fiscal 1994. The increase in income from operations was primarily due to an increase in gross profit which was partially offset by an increase in selling and administrative expenses. Gross profit as a percentage of sales increased to 20.07% for fiscal 1995 compared to 17.62% for fiscal 1994. The increase in gross profit as a percentage of sales is attributed to the Company's ability to operate at normal shipping levels combined with increased shipments of products with higher gross margins.
   Selling and administrative expenses increased $306,424 to $2,032,317 in fiscal 1995. The increase was primarily due to increased marketing expenses, commission expenses and costs related to negotiating an enhancement of the Company's credit facility. As a percentage of sales, selling and administrative expenses decreased to 7.51% for fiscal 1995 as compared to 8.28% for fiscal 1994.
   The Company has continued its effort of reinvesting part of its earnings to develop new technologies and to develop applications of its existing technologies for new business opportunities. Research and development expenses increased $38,920 to $1,052,718 for fiscal year 1995. $864,864 was internally funded from new product development in fiscal 1995 compared to $768,858 for fiscal 1994. As a percentage of sales, research and development expenses decreased to 3.89% for fiscal 1995 as compared to 4.86% for fiscal 1994. The decrease was primarily due to the fact that all programming costs were fully amortized as of June 30, 1994. See Note 4 to the Consolidated Financial Statements.
   Interest expenses increased $46,147 to $308,746 for fiscal 1995 as a result of higher interest rates and related costs associated with letters of credit for a multi-year contract.
   The effective tax rate of 38% remained unchanged from fiscal 1994 to fiscal 1995.
   FAS 106 - Post Retirement Benefits Other than Pensions and FAS 109 - Accounting for Income Taxes have been issued and are effective for the year beginning after December 15, 1992. In the opinion of the Company's management, the adoption of these pronouncements has not had a material effect on the Company's financial position or its results of operations.

Fiscal 1994 Compared with Fiscal 1993
-------------------------------------
   Sales for fiscal 1994 decreased to $20,852,694 from $22,201,291 in fiscal 1993. The partial roof collapse at the Company's Dover Division facility in March 1993 prevented the Company from maintaining normal shipping levels until the fourth quarter of fiscal 1994.
   Income from operations increased to $672,754 in fiscal 1994 from $557,409 in fiscal 1993 due to decreased selling and administrative expenses and research and development expenses which were partially offset by a decrease in gross profit. Gross profit as a percentage of sales remained unchanged in fiscal 1994 from fiscal 1993.
   Selling and administrative expenses decreased $107,971 to $1,725,893 in fiscal 1994 compared to fiscal 1993. The decrease was primarily due to decreased marketing and commission expenses.
   Research and development expenses decreased $231,767 to $1,013,798 for fiscal 1994, reflecting decreased design and engineering costs associated with a decrease in sales. $768,858 was internally funded from new product development in fiscal 1994 compared to $1,099,565 for fiscal 1993.
   Interest expenses increased slightly from fiscal 1994 to fiscal 1993. The effective tax rate increased to 38% from 31% in fiscal 1994 compared to fiscal 1993.
   FAS 106 - Post Retirement Benefits Other than Pensions and FAS 109 - Accounting for Income Taxes have been issued and are effective for the year beginning after December 15, 1992. In the opinion of the Company's management, the adoption of these pronouncements has not had a material effect on the Company's financial position or its results of operations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The financial statements are listed under Item 14 in this Report on Form 10-K.

ITEM 9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                 PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Directors and officers of the Company are elected for a term of one year and until their successors are elected and qualified. The Company's directors and executive officers, and their business experience during the past five years, are as follows.
   Earl M. Pollock, age 76, has been Chairman, President and Chief Executive Officer of the Company for more than five years.
   Dorothy S. Pollock, age 66, is the wife of the President and has been a Director and Secretary of the Company for more than five years. Mrs. Pollock takes no active role in the operation of the business.
   Charles H. Sulzberger, Jr., age 68, was elected a Director of the Company on August 10, 1981. Mr. Sulzberger was employed by Lincoln Bank (since merged with Continental Bank, Norristown, Pennsylvania) from 1973 to 1984, at which time he held the position of Vice President. He is currently engaged in private investment counseling.
   Mark S. Pollock, age 36, was appointed Treasurer and Chief Financial Officer in May 1988. Mr. Pollock had been the Controller of the Corporation since November 1987. Mr. Pollock is a Certified Public Accountant. Mr. Pollock is the nephew of Earl and Dorothy Pollock.
   Harold J. Cooley, age 61, was appointed Senior Vice President of Operations in 1988. Mr. Cooley had been the Vice President of Technical Support since November 1983.

   Compliance with Section 16(a) of the Securities Exchange Act of 1934
   --------------------------------------------------------------------
   Section 16(a) of the Securities Exchange Act of 1934 (the "Act"), and the regulations thereunder, requires the Company's officers and directors and persons who own more than 10% of the registered class of the Company's equity securities (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company's review of the copies of these reports received by it, and written representations received from reporting persons, the Company believes that all filings required to be made by the reporting persons for the period July 1, 1994 through June 30, 1995 were made on a timely basis except for (a) one report of Earl M. Pollock, Chairman, President and Chief Executive Officer, relating to one transaction, which was filed subsequent to its due date, and (b) one report of Mark S. Pollock, Treasurer and Chief Financial Officer, relating to three transactions, which was filed subsequent to its due date.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table
--------------------------
   The following table provides certain summary information concerning compensation paid or accrued by the Company, for its fiscal year ended June 30, 1995, to or on behalf of the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company (the Company had only three executive officers during fiscal 1995).

                                      SUMMARY COMPENSATION TABLE


         Long Term Compensation

---------------------------------------------
                               Annual Compensation
        Awards             Payouts
                               -------------------
-------------------------------------
   (a)                 (b)       (c)       (d)            (e)
    (f)          (g)         (h)         (i)
                                                     Other Annual
Restricted                  LTIP    All Other
Name and                                             Compensation
   Stock       Options     Payouts  Compensa-
Principal Position     Year   Salary($)  Bonus($)         ($)
Award(s) ($)   SARs (#)      ($)    tion ($)
-----------------      ----   ---------  --------    ------------
----------------------------------------------
Earl M. Pollock        1995   $229,546     -0-            -0-
     -0-         -0-         -0-      $-0-
 Chairman of the       1994   $217,317     -0-            -0-
     -0-         -0-         -0-      $-0-
  Board, President     1993   $219,717     -0-            -0-
     -0-         -0-         -0-      $-0-
  and Chief
  Executive Officer

Harold J. Cooley       1995   $280,198     -0-            -0-
     -0-         -0-         -0-      $-0-
 Senior Vice           1994   $260,881   $15,000          -0-
     -0-         -0-         -0-      $-0-
  President,           1993   $256,137     -0-            -0-
     -0-         -0-         -0-      $-0-
  Operations

Mark S. Pollock        1995   $ 96,065     -0-            -0-
     -0-         -0-         -0-      $-0-
 Treasurer and         1994   $ 79,615   $25,000          -0-
     -0-         -0-         -0-      $-0-
 Chief Financial       1993   $ 76,000     -0-            -0-
     -0-         -0-         -0-      $-0-
 Officer

Option Holdings
---------------

   The following table provides information with respect to the named executive officers regarding Company options held at the end of the Company's most recent fiscal year (such officers did not exercise any options during the most recent fiscal year).

                  Aggregated Option Exercises in Last Fiscal Year
                              and FY-End Option Values

                                                              Value of
                                           Number of         Unexercised
                                           Unexercised       In-the-Money
                                           Options/SAR       Options/SARs
                                           at Fiscal          at Fiscal
                     Shares        Value   Year-End (#)    Year-End ($)(1)
                  Acquired on    Realized  (#) Exercisable/  Exercisable/
Name              Exercise (#)      ($)    Unexercisable    Unexercisable
---------------   ------------   --------  ---------------- -------------

Earl M. Pollock        -             -         -0-                -

Harold J. Cooley       -             -     2,000/750        275,940/34,028

Mark S. Pollock        -             -       400/600         46,260/34,250

  (1) There is no trading market for the Company's securities. The fair market value of the Company's Common Stock is determined by the book value of the Company's Common Stock. On June 30, 1995, the book value of the Company's Common Stock was $205.65 per share.

Employment Contracts and Change-in-Control Arrangements
-------------------------------------------------------
   On July 1, 1995, the Company entered into a seven-year employment agreement with Mr. Cooley. Pursuant to the employment agreement, Mr. Cooley is presently entitled to receive base compensation at the annual rate of $221,000. In addition, at the end of each fiscal year Mr. Cooley is eligible for a bonus based on certain performance-based criteria. In the event that the Company terminates Mr. Cooley's employment without cause, the Company is required to continue to pay Mr. Cooley's base compensation, determined in accordance with the agreement, for the full term of the agreement. In the event that Mr. Cooley's employment is terminated due to death, the Company is required to continue to make all payments otherwise payable pursuant to the agreement to Mr. Cooley or his beneficiary, as applicable, for a period of one year following such death. If Mr. Cooley's employment is terminated due to disability, the Company's sole obligation is to pay Mr. Cooley's last full year's base compensation for one year following termination due to disability.
   If the Company merges or consolidates with a company that controls over 50% of the voting control of the Company or is acquired by any party not an affiliate of the Company, the Company may terminate the employment agreement and Mr. Cooley's employment. In the event of such termination, the Company is required to pay Mr. Cooley his accrued base compensation plus a sum equal to his most recent two full years' base compensation.
One half of such sum must be paid within thirty days of termination and the balance must be paid within thirteen months of termination.

Compensation of Directors
-------------------------
   Charles H. Sulzberger receives a fee of $500 per meeting of the Board of Directors that he attends. During the fiscal year ended June 30, 1995, the Company paid fees of $1,000 to Mr. Sulzberger.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

   The following table sets forth as of June 30, 1995, the number of shares of common stock owned beneficially by all persons known to the Company who are the beneficial owners of more than 5% of the Company's Common Stock, by all directors of the Company and by all directors and officers of the Company as a group.

                       Amount and Nature of          Percent
Beneficial Owner(1)    Beneficial Ownership (2)      of Class
-------------------    ------------------------      --------

Earl M. Pollock             15,751(3)                40.5%

Dorothy Pollock              7,751(4)                19.9%

Harold J. Cooley             2,177(5)                 5.6%

Charles H. Sulzberger, Jr.   1,896                    4.8%

Directors and officers as
a group (5 persons)         28,200(3)(5)             72.4%

-----------------------

(1)     The address of each of the persons listed above is 125 Titus
Avenue, Warrington, Pennsylvania  18976.

(2) Based on information furnished to the Company by the directors and officers of the Company, these persons hold sole voting and dispositive power with respect to the shares of stock owned by them as of June 30, 1995.

(3) Includes 8,000 shares issuable upon exercise of warrants. Does not include shares owned by his wife, Dorothy Pollock, as to which Mr.
Pollock disclaims beneficial ownership.

(4) Does not include shares owned by her husband, Earl M. Pollock, as to which Mrs. Pollock disclaims beneficial ownership.

(5) Includes 2,150 shares which Mr. Cooley has the option to purchase, 2,000 of which are currently exercisable and 150 of which will become exercisable on November 8, 1995. Excludes an aggregate of 600 shares issuable upon exercise of options held by Mr. Cooley which are not exercisable within 60 days. Also includes an aggregate of 600 shares issuable upon the exercise of options granted to Mark Pollock, 400 of which are currently exercisable, 100 of which become exercisable on October 29, 1995 and 100 of which become exercisable on November 8, 1995.
Excludes an aggregate of 400 shares issuable upon exercise of options held by Mark Pollock which are not exercisable within 60 days.

                            PART IV

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   In connection with and as partial consideration for a loan from the Company's President, Earl M. Pollock, which loan was repaid in fiscal
1993, the Company issued to Earl M. Pollock in March 1989 warrants for the purchase of 5,000 shares of the Company's common stock exercisable in 1,000 share increments at $100 per share. The warrants initially were to expire on March 31, 1994 but, as a result of an amendment in July 1991, now expire on March 31, 2004. In November 1994, in connection with and as partial consideration for a nonrecourse surety agreement executed by Earl
M. Pollock as security for the Company's credit facilities, the Company issued Mr. Pollock warrants for the purchase of 3,000 shares of the Company's common stock exercisable in 1,000 share multiples at $160.28 per share. The warrants expire on November 8, 2004. None of the warrants issued to Earl M. Pollock have yet been exercised. See Note 12 to the Consolidated Financial Statements.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
             8-K.

   (a)  The following documents are filed as part of this Report.
    1.  Consolidated Financial Statements:
             Report of Independent Public Accountants.
             Consolidated Balance Sheets.
             Consolidated Statements of Operations.
             Consolidated Statements of Stockholders'
               Equity.
             Consolidated Statements of Cash Flows.
             Notes to Consolidated Financial Statements.

        2.  Consolidated Financial Statement Schedules:

             Schedule V - Property, Plant and Equipment.
             Schedule VI - Accumulated Depreciation,
                    Depletion, and Amortization of
                         Property, Plant and Equipment.
             Schedule IX - Short-term Borrowings.

             Schedules not listed above are not applicable.

        3.  Reports on Form 8-K.

             During the fiscal year ended June 30, 1995, the Company has not filed any Reports on Form 8-K.

        4.  Exhibits:

Exhibit
Number            Description of Exhibits.
-------           ------------------------

 3(a) Articles of Incorporation (incorporated herein by reference to Exhibit 1 to the Company's Form 10 filed on April 15, 1981).

 3(b) By-laws, as amended (incorporated herein by reference to the Company's Form 10-K for the fiscal year ended June
                  30, 1987).

 4 Specimen stock certificate (incorporated herein by reference to Exhibit 3 to the Company's Form 10 filed on April 15, 1981).

10(a)             Articles of Agreement between Bucks County Industrial
                  Development Corporation and the Company (relating to
                  Warrington, Pennsylvania building) (incorporated herein by reference to Exhibit 5(ii) to the Company's Form 10 filed on April 15, 1981).


10(b) Lease dated January 15, 1982 between Dayco Corporation and the Company (relating to Dover, New Jersey building)
                  (incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-K for the fiscal year ended
                  June 30, 1981).

10(c)             Agreement for Merger and Plan of Reorganization dated
                  August 5, 1986 among NRC Acquisition Corp., RIL
                  Electronics, Inc. and the Company (incorporated herein by reference to Exhibit 2 to the Company's Report on Form 8-K filed on August 29, 1986).

10(d)*            Stock option issued to Harold J. Cooley dated March 30,
                  1989 (incorporated herein by reference to Exhibit 10-e to the Company's Report on Form 10-K for the fiscal year ended June 30, 1989).

10(e)*            Warrants issued to Earl Pollock dated March 30, 1989
                  (incorporated herein by reference to Exhibit 10-f to the Company's Report on Form 10-K for the fiscal year ended
                  June 30, 1989).

10(f)             $150,000 note issued to Earl Pollock dated March 2, 1989
                  (incorporated herein by reference to Exhibit 10-g to the Company's Report on Form 10-K for the fiscal year ended
                  June 30, 1989).

10(g)*            1990 Incentive Stock Option and Non-Qualified Option
                  Plan (incorporated herein by reference to Exhibit 10(h) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(h)*            Amendment No. 1 to stock option issued to Harold J.
                  Cooley (incorporated herein by reference to Exhibit
                  10(i) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(i)*            Amendment No. 1 to warrant issued to Earl Pollock
                  (incorporated herein by reference to Exhibit 10(j) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(j) Amended note issued to Earl Pollock (incorporated herein by reference to Exhibit 10(k) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(k)             Line of Credit Agreement between Bucks County Bank and
                  Trust Company and the Company, dated November 7,  1994.

10(l) Demand Note, dated November 7, 1994, of the Company in favor of Bucks County Bank and Trust Company.

10(m) Open-End Mortgage dated November 7, 1994 by the Company in favor of Bucks County bank and Trust Company.

10(n)*            Warrant issued to Earl M. Pollock dated November 8,
                  1994.

10(o)* Employment Agreement, dated June 27, 1995, by and between the Company and Harold J. Cooley.

10(p)             Operating Agreement of Measurement Dynamics LLC, a New
                  Jersey limited liability company, dated July 12, 1995, by and between the Company, Mark Sitcoske and Ernest W.
                  DeLany.


Exhibit
Number            Description of Exhibits.
-------           ------------------------

11                Computation of earnings per share.

21                The Company's three subsidiaries are NRC Acquisition
                  Corp., a Pennsylvania corporation; Northeast Nuclear,
                  Ltd., a Virgin Islands corporation; and Measurement
                  Dynamics LLC, a New Jersey limited liability company.
-----------------------------

   * Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 13, 1995.

                       NUCLEAR RESEARCH CORPORATION


                       By:   /s/ Earl M. Pollock
                           --------------------------
                           Earl M. Pollock, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 13, 1995.



  /s/ Earl M. Pollock
---------------------------------
Earl M. Pollock, Chairman of the
Board and President (Principal
Executive Officer)



  /s/ Mark S. Pollock
----------------------------------
Mark S. Pollock, Treasurer and
Chief Financial Officer (Principal
Financial and Accounting Officer)



  /s/ Dorothy S. Pollock
---------------------------------
Dorothy S. Pollock, Director



  /s/ Charles H. Sulzberger, Jr.
---------------------------------
Charles H. Sulzberger, Jr., Director







                                                                     INDEX
                                                                     -----

                                                                     PAGE
                                                                     ----

Independent Auditors' Report                                          F-2

Consolidated Financial Statements                                    F-3

                  Consolidated Statements of Operations              F-3

                  Consolidated Balance Sheets                        F-4

                  Consolidated Statements of Cash Flows              F-5

                  Consolidated Statements of Stockholders' Equity    F-6

                  Notes to Consolidated Statements                   F-8











































To the Board of Directors
Nuclear Research Corporation
Warrington, Pennsylvania


                        Independent Auditors' Report
                        ----------------------------

    We have audited the accompanying consolidated balance sheets of Nuclear
Research Corporation and Subsidiaries as of June 30, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuclear Research Corporation and Subsidiaries as of June 30, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.



                             SCHMELTZER, MASTER & GORSKY, P. C.


                            /s/ Schmeltzer, Master & Gorsky
                            ----------------------------------

                            Certified Public Accountants


Wyncote, Pennsylvania
September 14, 1995






                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993
-------------------------------------------------------------------------


                                 1995           1994          1993
                              -----------   -----------    -----------

NET SALES (Note 10)           $27,051,737    $20,852,694   $22,201,291

COST OF SALES                  21,623,610     17,177,650    18,305,256
                              -----------    -----------   -----------

GROSS PROFIT                    5,428,127      3,675,044     3,896,035


SELLING AND ADMINISTRATIVE
   EXPENSES                     2,032,317      1,725,893     1,833,864


RESEARCH AND DEVELOPMENT
   EXPENSES (Note 1)            1,052,718      1,013,798     1,245,565


INTEREST EXPENSE                  308,746        262,599       259,197
                              -----------    -----------   -----------


INCOME FROM OPERATIONS          2,034,346        672,754       557,409


OTHER INCOME
     Insurance settlement
        (Notes 1 and 11)             -           323,206          -
     Miscellaneous                 12,252          6,615        13,450
     Interest                       5,778          1,132         1,617
                              -----------    -----------   -----------

          Other income             18,030        330,953        15,067
                              -----------    -----------   -----------


INCOME - before income taxes    2,052,376      1,003,707       572,476

     Less: taxes on income
        (Note 11)                 773,900        381,354       177,297
                              -----------    -----------   -----------


NET INCOME                    $ 1,278,476    $   622,353   $   395,179
                              ===========    ===========   ===========



PRIMARY EARNINGS PER SHARE
   (Note 1)                   $     38.25    $     19.69   $     12.84
                              ===========    ===========   ===========

               See Notes to Consolidated Financial Statements

               NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 1995 AND 1994
--------------------------------------------------------------------------
                                                   1995          1994
                                               -----------   -----------
                                   ASSETS
CURRENT ASSETS
   Cash (Note 1)                               $    66,905   $   163,273
   Accounts receivable (Notes 1, 5, 6 and 13)    4,126,320     3,760,778
   Other receivable (Note 1)                          -          695,335
   Inventory (Notes 1, 2, 5, 6 and 13)           3,509,290     4,780,386
   Prepaid expenses and other current assets       165,715        26,113
   Costs and estimated earnings in excess of
    billings on uncompleted contract (Note 1)    1,733,552          -
                                               -----------   -----------
        Total current assets                     9,601,782     9,425,885

PROPERTY, PLANT AND EQUIPMENT - Net
   (Notes 1, 3, 5, 6 and 13)                     1,405,459     1,456,620

OTHER ASSETS
   Patents, net (Note 1)                           136,476       127,483
   Other                                            24,951        14,706
                                               -----------   -----------
        Total other assets                         161,427       142,189
                                               -----------   -----------

TOTAL ASSETS                                   $11,168,668   $11,024,694
                                               ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowings (Note 5)              $ 1,850,000   $ 2,375,000
   Current portion of long-term debt (Note 6)      364,041       344,282
   Accounts payable                              1,554,882     1,980,046
   Accrued expenses                                466,015       510,640
   Accrued payroll and payroll taxes               274,803       424,570
   Taxes payable - on income (Note 11)             457,055       106,251
                                               -----------   -----------
        Total current liabilities                4,966,796     5,740,789

LONG-TERM DEBT (Note 6)                            379,131       738,870

DEFERRED INCOME TAXES (Note 11)                     28,504        29,274

COMMITMENTS AND CONTINGENCY (Note 9)



STOCKHOLDERS' EQUITY
   Common stock
     Stated value $5 per share, with 60,000
     shares authorized, 31,873 shares issued,
     and 28,175 shares outstanding                 159,365       159,365
   Additional paid-in capital                      517,010       517,010
   Retained earnings                             5,180,215     3,901,739
   Less:  treasury stock, 3,698 shares at cost     (62,353)      (62,353)
                                               -----------   -----------

        Total stockholders' equity               5,794,237     4,515,761
                                               -----------   -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $11,168,668   $11,024,694
                                               ===========   ===========



































                See Notes to Consolidated Financial Statements

               NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993
--------------------------------------------------------------------------

                                               1995           1994
1993
                                            -----------   ------------
-----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                             $ 1,278,476    $   622,353    $
395,179
 Adjustments to reconcile net income to
  net cash provided by (used by) operating
  activities:
     Deferred income taxes                         (770)        29,274
 -
     Depreciation and amortization              388,699        468,712
448,335
      Gain on disposition of property and
      equipment                                    -           (74,241)
(3,395)
      (Increase) decrease in:
         Accounts receivable                   (365,542)      (778,545)
(623,119)
         Other receivable                       695,335       (283,515)
(411,820)
         Inventory                            1,271,096        135,125
228,198
         Prepaid taxes - on income                 -           249,427
(249,427)
         Prepaid expenses and other assets     (144,235)       (16,736)
(6,350)
         Costs and estimated earnings in
          excess of billings on uncompleted
          contract                           (1,733,552)          -
 -
Increase (decrease) in:
         Accounts payable                      (425,164)       378,420
(592,679)
         Accrued expenses and payroll taxes    (194,392)       134,527
12,023
         Taxes payable - on income              350,804        106,251
(295,900)
                                            -----------    -----------
-----------

NET CASH PROVIDED BY (USED BY) OPERATING
     ACTIVITIES                               1,120,755        971,052
(1,098,955)
                                            -----------    -----------
-----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                      (343,427)      (149,737)
(572,614)
     Proceeds from sale of equipment               -              -
6,750
     Increase in other assets                    (8,716)        (6,726)
 -
                                            -----------    -----------
-----------

NET CASH USED BY INVESTING ACTIVITIES          (352,143)      (156,463)
(565,864)
                                            -----------    -----------
-----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds (payments) on line of credit (525,000)      (425,000)
1,525,000
     Proceeds of long-term debt                    -              -
1,179,676
     Payments of long-term debt                (339,980)      (300,273)
(984,876)
     Payment of note payable - officer             -              -
(100,000)
                                            -----------    -----------
-----------

CASH PROVIDED BY (USED BY) FINANCING
 ACTIVITIES                                    (864,980)      (725,273)
1,619,800
                                            -----------    -----------
-----------

NET INCREASE (DECREASE) IN CASH                 (96,368)        89,316
(45,019)



CASH - beginning                                163,273         73,957
118,976
                                            -----------    -----------
-----------

CASH - ending                               $    66,905    $   163,273    $
73,957
                                            ===========    ===========
===========

     SUPPLEMENTARY DISCLOSURES:
          Interest paid                     $   307,195    $   286,644    $
286,325
                                            ===========    ===========
===========
          Income taxes paid (refunded)      $   434,171    $   (24,763)   $
714,722
                                            ===========    ===========
===========










































               See Notes to Consolidated Financial Statements

               NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993
-------------------------------------------------------------------------

                                                    Common Stock
                                             -------------------------
                                               Number
                                              of Shares       Amount
                                             ----------     ----------

Balance at July 1, 1992                         28,175      $  159,365

     Net income for the year
        ended June 30, 1993                       -               -
                                             ---------      ----------


Balance at June 30, 1993                        28,175         159,365

     Net income for the year
        ended June 30, 1994                       -               -
                                             ---------      ----------



Balance at June 30, 1994                        28,175      $  159,365

     Net income for the year
        ended June 30, 1995                       -               -
                                             ---------      ----------



Balance at June 30, 1995                        28,175      $  159,365
                                             =========      ==========


-------------------------------------------------------------------------

     Additional                                       Total
       Paid-in       Retained        Treasury     Stockholders'
       Capital       Earnings         Stock          Equity
     -----------    ----------     -----------    -------------

     $  517,010      2,884,207     $  (62,353)      $ 3,498,229


           -           395,179           -              395,179
     ----------     ----------     ----------     -------------



        517,010      3,279,386        (62,353)        3,893,408


           -           622,353           -              622,353
     ----------     ----------     ----------     -------------



        517,010      3,901,739        (62,353)        4,515,761


           -         1,278,476           -            1,278,476
     ----------     ----------     ----------     -------------



      $ 517,010     $5,180,215     $  (62,353)      $ 5,794,237
     ==========     ==========     ==========     =============
















               See Notes to Consolidated Financial Statements

               NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1995
-------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization
     ------------

     Nuclear Research Corporation (the Company) was incorporated on July 17, 1950 under the laws of the Commonwealth of Pennsylvania. The Company is engaged in the business of designing, manufacturing and servicing detection, measurement and monitoring devices and gauges for customers throughout the world, with a majority of its revenue derived from products primarily manufactured for use by the United States Department of Defense.

     Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.
     Actual results could vary from estimates that were used.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of Nuclear Research Corporation, NRC Acquisition Corporation and Northeast Nuclear, Ltd., wholly-owned subsidiaries hereafter referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation. Northeast Nuclear, Ltd. is a foreign sales corporation (FSC) and as such files its own corporate tax return (see Note 11).

     Accounting for Contracts
     ------------------------

     Substantially all of the Company's contracts are firm-fixed price. The units of delivery method (a modification of the percentage-of -completion method) recognizes as revenue the contract price of units delivered during a period and recognizes the costs allocable to the delivered units. Estimates of cost to complete are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profit resulting from such revisions are recorded in the accounting period in which the revisions are made. Losses on specific contracts are recorded by charging any amounts in excess of estimated realizable value to cost of sales as they are identified.

     The Company has a cost-plus-fixed-fee contract with the United States Government. The Company recognizes revenue on the contract on the basis of partial performance where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured.

               NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              JUNE 30, 1995
-------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

     The Company recognizes revenues on a fixed-price contract using the percentage-of-completion method, measured by the percentage of cost incurred to date compared to the estimated total cost for the contract. That method is used because management considers total cost to be the best available measure of progress on the contract. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

     Contract costs include all direct material, direct labor and indirect costs related to contract performance. Provisions for estimated losses on the uncompleted contract are made in the period in which such losses are determined. Changes in estimated job profitability resulting from job performance, job conditions, claims, change orders, and settlements, are accounted for in the period in which the changes occur.

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contract," represents revenues recognized in excess of amounts billed.

     Costs, estimated earnings, and billings on the uncompleted contract are summarized as follows:

          Costs incurred and estimated earnings
           on uncompleted contract                     $ 1,733,532
          Billings to date                                    -
                                                       -----------
                                                       $ 1,733,552
                                                       ===========

          Included in accompanying balance sheet under the following caption:

            Costs and estimated earnings in excess
             of billings on uncompleted contract       $ 1,733,552
                                                       ===========

     Cash
     ----

     The Company maintains cash at a financial institution headquartered in Philadelphia, Pennsylvania which may exceed federally insured amounts at times and which may at times significantly exceed balance sheet amounts due to outstanding checks.

               NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              JUNE 30, 1995
-------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

     Accounts Receivable
     -------------------

     Accounts receivable at June 30, consists of:
                                                1995           1994
                                             ----------     ----------

          United States Government           $3,505,277     $2,935,672
          Commercial contracts                  418,733        529,779
          Foreign contracts                     185,622        278,639
          Unbilled receivables -
            U. S. Government                     16,688         16,688
                                             ----------     ----------

             Total                           $4,126,320     $3,760,778
                                             ==========     ==========

     The Company does not provide an allowance for doubtful accounts because of the composition of its customer base, the use of irrevocable letters of credit for export sales and the lack of any significant uncollectible amounts in prior years.

     Other Receivable and Insurance Settlement
     -----------------------------------------

     On March 15, 1993, a portion of the roof collapsed at the Company's Dover, New Jersey division resulting in the disruption of production at this facility. The property, inventory and business interruption losses resulting from the partial roof collapse were insured.

     The other receivable represents the final settlement as of June 30, 1994 for reimbursable expenses due from an insurance company for the claim which resulted from the partial roof collapse. The Company recorded a gain on the final settlement of the claim of $323,206 in 1994.

     Inventory
     ---------

     Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (principally last-in, first-out-LIFO) or market and include material, labor and factory overhead. Market represents the lower of replacement cost or estimated net realizable value (see Note 2). Inventoried costs relating to long-term contracts are stated at the actual production cost including factory overhead incurred to date, reduced by amounts identified with revenue recognized on delivered units. The costs attributed to delivered units under long-term contracts are based on the estimated average cost of all manufactured units.

     Property, Plant and Equipment
     -----------------------------

     Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized (see Note 3). Depreciation and amortization are computed using straight-line and accelerated methods over the estimated useful lives of the related assets.

               NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              JUNE 30, 1995
-------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

     Patents
     -------

     The Company has several domestic and international patents. The cost of these patents is being amortized using the straight line method over their remaining useful lives, not to exceed seventeen years. Accumulated amortization was $60,987 at June 30, 1995 and $48,726 at June 30, 1994. Amortization expense amounted to $12,261, $10,978 and $9,881 in 1995, 1994 and 1993, respectively.

     Income Taxes
     ------------

     Deferred taxes are recorded based upon differences between the financial statement and the tax basis of assets and liabilities. The primary temporary difference is the depreciation from the involuntary conversion of property related to the partial roof collapse at the Company's Dover, New Jersey facility in March, 1993.

     Research and Development
     ------------------------

     Research and development costs related to both present and future products are charged to operations as incurred. These costs amounted to $1,052,718, $1,013,798 and $1,245,565 in 1995, 1994 and 1993,
     respectively. Customer-sponsored research accounted for $187,854, $244,940 and $146,000 in 1995, 1994 and 1993, respectively.

     Earnings Per Share
     ------------------

     Primary earnings per share amounts are based upon the weighted average number of common shares outstanding during the periods, including the common stock equivalents associated with stock options and warrants (see Note 12).

     The weighted average number of shares outstanding and stock equivalents amounted to 33,422 shares, 31,605 shares and 30,786 shares for the years ended June 30, 1995, 1994, and 1993, respectively.

NOTE 2 - INVENTORY

     Inventory at June 30, consists of:
                                                 1995           1994
                                             -----------    -----------
     Work-In-Process
        United States Government
             contracts                       $ 4,748,683    $ 5,955,568
        Commercial contracts                     496,603        722,299
     Purchased and manufactured parts            637,739        923,972
                                             -----------    -----------
                                               5,883,025      7,601,839


     Less:  Progress payments on United
        States Government contracts            2,373,735      2,821,453
                                             -----------    -----------
               Total                         $ 3,509,290    $ 4,780,386
                                             ===========    ===========

               NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              JUNE 30, 1995
-------------------------------------------------------------------------

NOTE 2 - INVENTORY (CONTINUED)

     The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at June 30, 1995 and 1994, reported inventories would have been higher by $1,028,873 and $873,758, respectively. Reported net income for the years ended June 30, 1995, 1994 and 1993 would have increased by $92,119 ($2.76 per share), $80,012 ($2.53 per
     share) and $106,143 ($3.45 per share), respectively.   The proforma
     effect relating to the use of the FIFO method would have resulted in the following balances for the consolidated statements of operations presentation for the years ended June 30, 1995, 1994 and 1993:

                               1995             1994           1993
                            -----------      -----------    -----------

     Gross profit           $ 5,583,242      $ 3,810,223    $ 4,074,308
                            ===========      ===========    ===========
     Income from operations $ 2,189,461      $   807,933    $   735,682
                            ===========      ===========    ===========
     Net income             $ 1,370,595      $   702,365    $   501,322
                            ===========      ===========    ===========
     In the year ended June 30, 1995, a reduction in inventory resulted in a liquidation of LIFO inventory carried at lower costs in prior years as compared with the cost of 1995 purchases. The effect of this liquidation was to increase net income by $37,261 ($1.11 per share).

NOTE 3 - PROPERTY, PLANT  AND EQUIPMENT

     Property, plant and equipment at June 30, consists of:
                                                1995            1994
                                            ------------    -----------
     Land and land improvements               $   79,207     $   77,702
     Building and improvements                   740,804        719,033
     Equipment and furniture                   2,664,410      2,395,290
     Leasehold improvements                      114,923         97,914
     Equipment held under capital leases         246,176        246,176
                                              ----------      ---------
                                               3,845,520      3,536,115
       Less:  accumulated depreciation
                and amortization               2,440,061      2,079,495
                                              ----------     ----------
              Total                           $1,405,459     $1,456,620
                                              ==========     ==========

     Depreciation and amortization expense amounted to $373,334, $353,305 and $346,582 in 1995, 1994 and 1993, respectively.

NOTE 4 - PROGRAMMING COSTS

     Programming costs represented software production costs. These costs were being amortized using the straight line method over a period of five years and were fully amortized in the year ended June 30, 1994. Accumulated amortization was $459,349 at June 30, 1994.

     Amortization expense amounted to $0, $101,525 and $91,872 in 1995, 1994 and 1993, respectively.

             NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1995
-------------------------------------------------------------------------

NOTE 5 - SHORT-TERM BORROWINGS

        The Company maintains a working capital line of credit in the maximum amount of $5,000,000, payable on demand of which $1,850,000 and $2,375,000 was outstanding at June 30, 1995 and
        1994, respectively. Interest is payable at the bank's prime rate (9% and 7.25% at June 30, 1995 and 1994, respectively) plus .5% and 1% at June 30, 1995 and 1994, respectively. The line is secured by accounts receivable, inventory, certain real property, assignment of a letter of credit confirmed and negotiated by the bank and a nonrecourse surety agreement executed by the President and a director for $1,000,000 secured by a pledge of 8,476 shares of the Company's stock (see Notes 1, 2, and 3).

        Notwithstanding the availability under this line of credit of $5,000,000, the actual availability for advances under this line of credit are limited as follows:

        $3,000,000 - July 1, 1994 - November 6, 1994
        $3,500,000 - November 7, 1994 - December 31, 1995
        $5,000,000 - January 1, 1996 - December 31, 1996
        $3,500,000 - January 1, 1997 - June 30, 1997
        $3,000,000 - July 1, 1997 - December 31, 1997

        The Company also maintained a temporary demand note with an original balance of $750,000. As of June 30, 1994, the note was satisfied and no longer available for future borrowings. Interest was payable at the bank's prime rate (7.25% at June 30, 1994) plus 1%. The note was used to fund cash requirements pending settlement of insurance claims involving a partial roof collapse at the Company's New Jersey facility (see Note 1).

NOTE 6 - LONG-TERM DEBT

        Long-term debt consists of the following:

                                                   1995           1994

        Note payable - bank - payable in
        monthly installments of $28,292,
        including interest at 7.95%,
        collateralized by accounts
        receivable, inventory and property,
        plant and equipment, (see Notes
        1, 2, and 3).  Payments extend
        through June, 1997.                     $  631,299     $  906,893

        Note payable - township - payable
        in monthly installments of $888 plus
        interest at 7.25%.  The note was
        satisfied in 1995.                            -             3,173

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1995
-------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT (CONTINUED)
                                                   1995           1994
                                                ----------    -----------

   Note payable - vehicle - payable in
   monthly installments of $890 with
   interest at 8%, collateralized
   by certain equipment.  The note
   was satisfied in 1995.                             -             6,217

   Capital lease obligations - payable
   in monthly installments of $5,334 and
   $1,021, including interest at rates
   from 7.2% to 11.5%, collateralized by
   certain equipment (see Note 9). Pay-
   ments extend through April, 1997.               111,873        166,869
                                                ----------     ----------
                                                                  743,172
1,083,152
     Less:  current portion                       (364,041)      (344,282)
                                                ----------     ----------
            Total long-term debt                $  379,131     $  738,870
                                                ==========     ==========

   The following schedule represents the annual obligations on long-term debt outstanding at June 30, 1995:

             Year                       Amount
             ----                     ----------

             1996                     $  364,041
             1997                        379,131
                                      ----------
                     Total            $  743,172
                                      ==========

NOTE 7 - STATEMENT OF CASH FLOWS

        Supplementary information regarding non-cash investing and financing activities:

                                          1995         1994        1993
                                        --------     --------    --------

          Disposition of fully
           depreciated property and
           equipment                    $ 12,721     $   -       $   -
                                        ========     ========    ========
          Non-cash acquisition of
           property and equipment       $   -        $257,133    $   -
                                        ========     ========    ========
          Non-cash financing of
           property and equipment       $   -        $182,892    $   -
                                        ========     ========    ========

NOTE 8 - RETIREMENT PLAN

        The Company sponsors a 401(k) retirement plan which is funded entirely by employee contributions and covers substantially all full-time eligible employees.

              NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1995
-------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCY

        Lease Obligations
        -----------------

        The Company leases certain equipment under capital leases and administrative and manufacturing facilities under an operating lease which expires February, 1997. The leases generally provide that the Company pays the taxes, insurance and maintenance expenses related to the leased property.

        The following is a summary of equipment held under capital leases at June 30:
                                               1995           1994
                                             --------       --------
           Machinery and equipment - cost    $246,176       $246,176
           Less: accumulated amortization    (116,382)       (63,224)
                                             --------       --------
                                             $129,794       $182,952
                                             ========       ========

        The minimum future rentals and lease payments under these leases as of June 30, 1995 are as follows:

                                            Operating       Capital
           Years ending June 30,              Lease         Leases
           ---------------------            ---------      ---------
                 1996                        $ 59,022       $ 64,008
                 1997                        $ 39,344         53,340
                                                            --------

           Total minimum lease payments                      117,348
           Less:  amount representing interest                (5,475)
                                                             -------
           Present value of net minimum lease
            payments                                        $111,873
                                                            ========

        Rent expense associated with operating leases amounted to $59,022, $57,680 and $53,940 in 1995, 1994 and 1993,
        respectively.

        Employment Agreements
        ---------------------

        The Company has employment agreements with two officers which call for future minimum payments for each of the next five years and thereafter as follows:

          Years ending June 30,               Amount
          ---------------------              --------
                   1996                      $316,000
                   1997                      $268,500
                   1998                      $221,000
                   1999                      $221,000
                   2000                      $221,000
                   Thereafter                $442,000

        Standby Letters of Credit
        -------------------------

        The Company is contingently liable for standby letters of credit aggregating $782,878 as of June 30, 1995, as collateral for performance on long-term contracts and bids.

             NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1995
-------------------------------------------------------------------------

NOTE 10 - MAJOR CUSTOMERS AND EXPORT SALES

        Total sales in fiscal 1995 included 78.5% to various branches of the United States Department of Defense excluding sales to private contractors who in turn sell to the United States Government. Sales to the United States Department of Defense in 1994 and 1993 accounted for 78% and 73% of total sales, respectively.

        Export sales in U. S. dollars were as follows:
                                       1995          1994         1993
                                    ----------    ----------   ----------
             Europe                   $469,000    $  453,000   $1,147,000
             Far East                2,299,000       417,000      660,000
             Middle East                36,000        25,000      333,000
             North America             313,000          -            -
             Other                      15,000        23,000       67,000
                                    ----------    ----------   ----------
                       Total        $3,132,000    $  918,000   $2,207,000
                                    ==========    ==========   ==========

        The majority of export sales are secured by irrevocable letters of credit.

NOTE 11 - INCOME TAXES

             Provision for income taxes consisted of the
             following:
                                       1995          1994         1993
                                    ----------    ----------   ----------
             Federal:
               Current              $  589,581    $  265,727   $  111,962
               Deferred provision
                (benefit)                 (708)       26,897         -
             State:
               Current                 185,089        86,353       65,335
               Deferred provision
                (benefit)                  (62)        2,377         -
                                    ----------    ----------   ----------

                     Total          $  773,900    $  381,354   $  177,297
                                    ==========    ==========   ==========

             The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company:

                                             1995       1994       1993
                                           --------   --------   --------
              Federal tax at statutory
                rate from continuing
                operations                 $697,808   $341,260   $186,113
              State income taxes, net
                of Federal benefit          122,159     88,730     65,335
              Other                           8,291     14,967     10,155

              Research and development
                credits                     (27,848)   (63,603)   (84,306)
              Federal tax savings
                attributable to foreign
                sales corporation           (26,510)      -          -
                                           --------   --------   --------

                 Provision for taxes
                  on income                $773,900   $381,354   $177,297
                                           ========   ========   ========

             NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1995
-------------------------------------------------------------------------

NOTE 11 - INCOME TAXES (CONTINUED)

        The tax effect of the following temporary difference gives rise to the deferred tax liability at June 30, 1995:

        Depreciation from the involuntary conversion of
        property                                            $ 72,337
                                                            ========

        Income taxes payable at June 30, 1995, 1994 and 1993 were
        $457,055, $106,251 and $0, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

        Stock Option Plan
        -----------------

        The Company maintains an Incentive Stock Option and Non-Qualified Option Plan (the Plan). Pursuant to the terms of the Plan, 10,000 shares of the Company's common stock is reserved for issuance.

        The Plan provides for the granting of incentive stock options as defined under the Internal Revenue Code. Also under the Plan, non-qualified options may be granted to selected officers and employees. The Plan was effective October 29, 1990 and expires October 28, 2000. The exercise price is fair market value on the date of grant.

        Outstanding Stock Options
        -------------------------

        Incentive stock options to purchase an aggregate amount of 1,500 shares were issued to three key employees and are exercisable at an aggregate rate of 300 shares per year beginning October 29, 1992. The exercise price is $90 per share.

        Prior to the adoption of the Plan, the Company granted to the Senior Vice President an option to purchase 2,000 shares of common stock. The option expires March 31, 2004. The option is exercisable at $67.68 per share.

        During the year ended June 30, 1995, incentive stock options to purchase an aggregate amount of 2,550 shares were issued to four key employees and one consultant and are exercisable at an aggregate rate of 510 shares per year beginning November 8, 1995.
        The exercise price is $160.28.
                                                            Non -
                                        Option shares    ExercisableExercisable
                                        -------------    -----------
        Outstanding, July 1, 1994               2,900            600
        Issued during year ended
        June 30, 1995                            -             2,550
        Exercisable during year
        ended June 30, 1995                       300           (300)
                                             --------       --------
        Outstanding June 30, 1995               3,200          2,850
                                             ========       ========
        Exercisable June 30, 1995            $243,360
                                             ========

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1995
-------------------------------------------------------------------------

NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

        Stock Warrants
        --------------

        The Company issued stock warrants to the President of the Company. The warrants are exercisable into 5,000 shares of the Company's stock in 1,000 share increments at a price of $100 per share. The warrants, which expire March 31, 2004, were outstanding at June 30, 1995, 1994 and 1993.

        The Company issued additional warrants during the year ended June 30, 1995 to the President that are exercisable into 3,000 shares of the Company's stock in 1,000 share increments at a price of $160.28 per share. The warrants, which expire November 8, 2004, were outstanding at June 30, 1995.

NOTE 13 - SUBSEQUENT EVENTS

        Subsequent to June 30, 1995 the Company entered into a $300,000 term loan agreement with a bank as follows:

        Note payable - bank - payable in monthly installments of $8,334 commencing one month after the first advance to the Company plus interest at 8.25%, collateralized by accounts receivable, inventory, property, plant and equipment, assignment of a letter of credit confirmed and negotiated by the bank and a nonrecourse surety agreement executed by the President and a director for $1,000,000 secured by a pledge of 8,476 shares of the Company's stock. The first advance is anticipated to occur during the second quarter of the year ending June 30, 1996. The purpose of the loan is to assist in financing the construction of an addition to the Company's facility in Warrington, Pennsylvania (see Notes 1, 2 and 3).

        In July, 1995 the Company entered into an operating agreement t to form a New Jersey limited liability company (LLC), the purpose of which is to develop, manufacture, produce and sell temperature measurement devices and other related products or services. The Company shall contribute property, in the form of cash, inventory and other business assets which shall have a fair market value of $300,000, in exchange for 42% of the LLC. The Company will produce temperature measurement devices to be sold by the LLC under a manufacturing agreement and will provide administrative services to the LLC.

                                                                    Method
Exhibit                                                               of
Number       Description of Exhibit                                 Filing
-------      ----------------------                                 ------

 3(a) Articles of Incorporation (incorporated herein by reference to Exhibit 1 to the Company's Form
             10 filed on April 15, 1981).

 3(b) By-laws, as amended (incorporated herein by reference to the Company's Form 10-K for the fiscal year ended June 30, 1987).

 4 Specimen stock certificate (incorporated herein by reference to Exhibit 3 to the Company's Form 10 filed on April 15, 1981).

10(a) Articles of Agreement between Bucks County Industrial Development Corporation and the Company (relating to Warrington, Pennsylvania building) (incorporated herein by reference to Exhibit 5(ii) to the Company's Form 10 filed on April 15, 1981).

10(b) Lease dated January 15, 1982 between Dayco Corporation and the Company (relating to Dover, New Jersey building) (incorporated herein by reference to Exhibit 3 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1981).

10(c) Agreement for Merger and Plan of Reorganization dated August 5, 1986 among NRC Acquisition Corp., RIL
             Electronics, Inc. and the Company (incorporated herein by reference to Exhibit 2 to the Company's Report on Form 8-K filed on August 29, 1986).

10(d) Stock option issued to Harold J. Cooley dated March 30, 1989 (incorporated herein by reference to Exhibit 10-e to the Company's Report on Form 10-K for the fiscal year ended June 30, 1989).

10(e)        Warrants issued to Earl Pollock dated March 30, 1989
             (incorporated herein by reference to Exhibit 10-f to the Company's Report on Form 10-K for the fiscal year ended June 30, 1989).

10(f)        $150,000 note issued to Earl Pollock dated March 2,
             1989 (incorporated herein by reference to Exhibit 10-g to the Company's Report on Form 10-K for the fiscal year ended June 30, 1989).

10(g)        1990 Incentive Stock Option and Non-Qualified Option
             Plan (incorporated herein by reference to Exhibit 10(h) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(h)        Amendment No. 1 to stock option issued to Harold J.
             Cooley (incorporated herein by reference to Exhibit 10(i) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(i)        Amendment No. 1 to warrant issued to Earl Pollock
             (incorporated herein by reference to Exhibit 10(j) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(j) Amended note issued to Earl Pollock (incorporated herein by reference to Exhibit 10(k) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(k)        Line of Credit Agreement between Bucks County Bank and      *
             Trust Company and the Company, dated November 7, 1994.

10(l)        Demand Note, dated November 7, 1994, of the Company in      *
             favor of Bucks County Bank and Trust Company.

10(m)        Open-End Mortgage dated November 7, 1994 by the Company     *
             in favor of Bucks County Bank and Trust Company.

10(n)        Warrant issued to Earl M. Pollock dated November 8, 1994.   *

10(o)        Employment Agreement, dated June 27, 1995, by and between   *
             the Company and Harold J. Cooley.

10(p)        Operating Agreement of Measurement Dynamics LLC, a New      *
             Jersey limited liability company, dated July 12, 1995, by and between the Company, Mark Sitcoske and Ernest W. DeLany.

11           Computation of earnings per share.                          *

21 The Company's three subsidiaries are NRC Acquisition Corp., a Pennsylvania corporation; Northeast Nuclear, Ltd., a Virgin Islands corporation; and Measurement Dynamics LLC, a New Jersey limited liability company.

27           Financial Data Schedules                                    *

-----------------------
*  Filed herewith electronically.