Form 10-Q
period 1995-09-30
NUCLEAR RESEARCH CORP
filed 1995-11-14
CIK 73296

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             ----------------

                                 FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the quarterly period ended September 30, 1995

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------
                        Commission file No. 0-9613

                    NUCLEAR RESEARCH CORPORATION
       ------------------------------------------------------
       (Exact name of Registrant as specified in its charter)

        Pennsylvania                          1343870
----------------------------            -------------------
(State or other jurisdiction            (I.R.S. Employer
of organization)                         Identification No.)

125 Titus Avenue, Warrington, Pennsylvania           18976
------------------------------------------        ----------
 (Address of Principal Executive Offices)         (Zip Code)

                         (215) 343-5900
     ----------------------------------------------------
     (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes  X              No
                   ---                 ---

     As of November 14, 1995, the Registrant had 28,175 shares of its common stock outstanding.

                                   INDEX


Number
------

PART I.   Financial Information.

Item 1.   Consolidated Financial Statements.

          Consolidated Balance Sheets - September 30, 1995
               and June 30, 1995

          Consolidated Statements of Operations - Three
               Months Ended September 30, 1995 and 1994

          Consolidated Statements of Shareholders' Equity -
               Three Months Ended September 30, 1995 and the
               Year Ended June 30, 1995

          Consolidated Statements of Cash Flows - Three
               Months Ended September 30, 1995 and 1994

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

PART II.  Other Information.

Item 1.   Legal Proceedings

Item 2.   Change in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security
               Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                       PART I - FINANCIAL INFORMATION

ITEM 1.
               NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
               ---------------------------------------------

                                  ASSETS

                                   September 30, 1995    June 30, 1995
                                   ------------------    -------------

CURRENT ASSETS
    Cash                               $    49,059       $    66,905
    Accounts receivable                  3,398,266         4,126,320
    Costs and estimated
      earnings in excess
      of billings)
      on uncompleted contracts
      (Note 5)                           2,026,944         1,733,552

    Inventory (Note 3)                   3,015,301         3,509,290
    Prepaid expenses and
      other current assets                 404,863           165,715
                                       -----------       -----------
       Total Current Assets              8,894,433         9,601,782

PROPERTY, PLANT AND EQUIPMENT
    (net of accumulated depre-
    ciation and amortization of
    $2,521,574 at September 30,
    1995 and $2,440,061 at
    June 30, 1995)                       1,408,621         1,405,459

OTHER ASSETS
    Intangible assets (net of
    accumulated amortization of
    $4,313 at September 30,
    1995) (Note 2)                         409,687              -

    Patents (net of accumulated
    amortization of $64,062
    at September 30, 1995 and
    $60,987 at June 30, 1995)              147,357           136,476

    Organization costs (net
    of accumulated amortization
    of $1,083 at September 30,
    1995)                                   36,259              -

    Other                                   23,151            24,951
                                       -----------       -----------
       Total Other Assets                  616,454           161,427
                                       -----------       -----------

TOTAL ASSETS                           $10,919,508       $11,168,668
                                       ===========       ===========

               See Notes to Consolidated Financial Statements

               NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
               ---------------------------------------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                   September 30, 1995    June 30, 1995
                                   ------------------    -------------


CURRENT LIABILITIES
    Short-term borrowings              $ 1,200,000       $ 1,850,000
    Current portion of
      long-term debt                       383,800           364,041
    Accounts payable                     1,644,059         1,554,882
    Accrued expenses                       408,029           466,015
    Accrued payroll and
      payroll taxes                        249,174           274,803
    Taxes payable on income                288,233           457,055
                                       -----------       -----------

    Total Current Liabilities            4,173,295         4,966,796

LONG-TERM DEBT                             248,384           379,131
DEFERRED INCOME TAXES                       28,504            28,504

MINORITY INTEREST IN EQUITY OF
CONSOLIDATED SUBSIDIARY                    362,487              -

COMMITMENTS AND CONTINGENCY
(Note 6)

SHAREHOLDERS' EQUITY
    Common Stock
      Stated value $5 per
      share, with 60,000 shares
      authorized, 31,873 shares
      issued and 28,175 shares
      outstanding                          159,365           159,365
      Additional paid in
      capital                              517,010           517,010
      Retained Earnings                  5,492,816         5,180,215
      Less: treasury stock,
         3,698 shares at cost              (62,353)          (62,353)
                                       -----------       -----------

    Total Shareholders' Equity           6,106,838         5,794,237
                                       -----------       -----------


TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                   $10,919,508       $11,168,668
                                       ===========       ===========




                See Notes to Consolidated Financial Statements

                    NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                    -------------------------------------------


                                                  Three Months Ended
                                                     September 30,


                                                  1995           1994
                                                  ----           ----

NET SALES                                      $6,210,643    $4,167,227
COST OF SALES                                   4,902,282     3,304,515
                                               ----------    ----------
GROSS PROFIT                                    1,308,361       862,712
SELLING AND ADMINISTRATIVE
   EXPENSES                                       560,039       458,958
RESEARCH AND DEVELOPMENT
   EXPENSES                                       191,705       208,012
INTEREST EXPENSE                                   73,648        51,951
                                               ----------    ----------
INCOME FROM OPERATIONS                            482,969       143,791
OTHER INCOME                                        2,790         2,689
                                               ----------    ----------
INCOME BEFORE MINORITY INTEREST                   485,759       146,480

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARY                            39,167          -
                                               ----------    ----------
   INCOME BEFORE INCOME TAXES                     524,926       146,480

   LESS: TAXES ON INCOME                          212,325        50,059
                                               ----------   -----------
NET INCOME                                     $  312,601   $    96,421
                                               ==========   ===========

PRIMARY EARNINGS PER SHARE                     $     9.20   $      3.07
                                               ==========   ===========
WEIGHTED AVERAGE COMMON SHARES                     33,980        31,429
                                               ==========   ===========















               See Notes to Consolidated Financial Statements

               NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND YEAR ENDED JUNE 30, 1995
                              (UNAUDITED)
--------------------------------------------------------------------------


                              Common Stock         Additional                                      Total
                                                    Paid In        Retained                         Shareholders'
                         Shares         Amount      Capital        Earnings     Treasury Stock     Equity
                         ------         ------    -----------    -----------    --------------      -------------
Balance at               28,175         $159,365    $517,010     $39,901,739       $(62,353)         $4,515,761
  June 30, 1994

  Net Income for
    the year ended
    June 30, 1995          -                -           -          1,278,476           -              1,278,476
                        -------         --------    --------     -----------       --------          ----------

Balance at
  June 30, 1995          28,175          159,365     517,010       5,180,215        (62,353)          5,794,237

  Net income for
    the three months
    ended September
    30, 1995               -                -           -            312,601           -                312,601
                        -------         --------    --------     -----------       --------          ----------

Balance at
  September 30, 1995     28,175         $159,365    $517,010      $5,492,816       $(62,353)         $6,106,838
                        =======         ========    ========      ==========       ========          ==========










               See Notes to Consolidated Financial Statements

                    NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (UNAUDITED)
                    -------------------------------------------

                                                   Three Months Ended
                                                      September 30,
                                                  1995           1994
                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                   $  312,601    $   96,421
   Adjustments to reconcile net
   income to net cash provided by
   (used by) operating activities:
      Depreciation and amortization                 89,984        85,562
      Minority interest in loss of
      consolidated subsidiary                      (39,167)          -
      (Increase) Decrease in:
         Accounts receivable                       728,054       892,264
         Costs and estimated
            earnings in excess
            of billings on
            uncompleted contracts                 (293,392)         -
         Other receivable                              -         695,335
         Inventory                                 493,989      (420,975)
         Prepaid expenses and other
            current assets                        (239,148)     (352,346)
         Increase (decrease) in:
            Accounts payable, accrued
              expenses and payroll taxes             5,562      (232,659)
            Taxes payable - on income             (168,822)      (95,778)
                                                ----------   -----------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                      889,661       667,824
                                                ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                             (98,631)      (95,828)
  Increase in organization costs                   (37,342)         -
                                                ----------   -----------
NET CASH USED BY INVESTING ACTIVITIES             (135,973)      (95,828)
                                                ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on line of credit                      (650,000)     (600,000)
  Payments on long-term debt                      (110,988)     (109,117)
  Distributions                                    (12,346)          -
  Decrease in other assets                           1,800           -
                                                ----------   -----------

NET CASH USED BY FINANCING
  ACTIVITIES                                      (771,534)     (709,117)
                                                ----------   -----------

NET DECREASE IN CASH                               (17,846)     (137,121)
                                                ----------   -----------

CASH - beginning                                    66,905       163,273
                                                ----------   -----------

CASH - ending                                   $   49,059   $    26,152
                                                ==========   ===========

SUPPLEMENTARY INFORMATION REGARDING
  NON-CASH INVESTING ACTIVITIES

  Acquisition of intangible assets              $  414,000           -
                                                ==========   ===========

               See Notes to Consolidated Financial Statements

           NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            September 30, 1995 and September 30, 1994

Note 1. The Consolidated Financial Statements of Nuclear Research Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 1995 and June 30, 1995 and the consolidated results of operations and cash flows for the three months ended September 30, 1995 and 1994. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

The consolidated results of operations for the three months ended
September 30, 1995 and 1994 are not necessarily indicative of the results for the full year.

Note 2.  Principles of Consolidation.
         ---------------------------

The Consolidated Financial Statements include the accounts of Nuclear Research Corporation, NRC Acquisition Corporation and Northeast Nuclear, Ltd., wholly-owned subsidiaries hereafter referred to collectively as the "Company." Also included in the Consolidated Financial Statements are the accounts of Measurement Dynamics LLC ("MDLLC").

In July, 1995 the Company entered into an operating agreement to form MDLLC, a New Jersey limited liability company, the purpose of which is to develop, manufacture, produce and sell temperature measurement devices and other related products or services. Pursuant to the operating agreement, the Company is to contribute property, in the form of cash, inventory and other business assets having a fair market value of $300,000, in exchange for 42% of MDLLC. The Company will produce temperature measurement devices to be sold by MDLLC under a manufacturing agreement and will provide administrative services to MDLLC.

In connection with the formation of MDLLC, the Company recorded an intangible asset of $414,000 which represents certain rights, proprietary information and intellectual property contributed by the minority interest in MDLLC. The intangible asset is being amortized over it's estimated useful life of twenty years.

All significant inter-company accounts and transactions have been eliminated in consolidation.

          NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (CONTINUED)


Note 3.  Inventory.
         ---------
                                               (UNAUDITED)
                                   September 30,          June 30,
                                       1995                 1995
                                   -------------       -------------
Inventory consists of:
Work-In-Process
  United States Government
   contracts                         $4,201,323           $4,748,683
  Commercial contracts                  526,856              496,603
Purchased and manufactured
 parts                                  364,634              637,739
                                     ----------           ----------
                                     $5,092,813           $5,883,025

Less:  Progress payments
on United States Government
contracts

                                      2,077,512            2,373,735
                                     ----------           ----------
         Total                       $3,015,301           $3,509,290
                                     ==========           ==========

The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at September 30, 1995, reported inventories would have been $985,932 higher and reported net income would have decreased by $25,765 ($.76 per share). The pro forma effect relating to the use of the FIFO method would have resulted in the following balances for the statement of operations presentation for the three months ended September 30, 1995:

          Gross Profit             $1,265,420
                                   ==========

          Income from Operations   $  440,028
                                   ==========

          Net Income               $  286,836
                                   ==========


Note 4.  Other Receivable.
         ----------------

On March 15, 1993, a portion of the roof collapsed at the Company's Dover, New Jersey division resulting in the disruption of production at this facility. The property, inventory and business interruption losses resulting from the partial roof collapse were insured. The other receivable represents the final settlement as of June 30, 1994 of the Company's insurance claim related to the partial roof collapse. The claim was paid in the quarterly period ended September 30, 1994.

               NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 5.  COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON
         UNCOMPLETED CONTRACTS.

The Company recognizes revenues on several fixed-price contracts using the percentage-of-completion method, measured by the percentage of cost incurred to date compared to the estimated total cost for the contracts. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Contract costs include all direct material, direct labor and indirect costs related to contract performance. Provisions for estimated losses on the uncompleted contracts are made in the period in which such losses are determined. Changes in estimated job profitability resulting from job performance, job conditions, claims, change orders, and settlements, are accounted for in the period in which the changes occur.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed.

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

          Costs incurred and estimated
            earnings on uncompleted
            contracts                   $2,651,378
          Billings to date                 624,434
                                        ----------
                                        $2,026,944
                                        ==========

          Included in accompanying balance sheet under the following caption:

          Costs and estimated earnings
            in excess of billings on
            uncompleted contracts       $2,026,944
                                        ==========

               NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 6.  COMMITMENTS AND CONTINGENCY.

In September 1995, the Company was notified that MDLLC, Mark A. Sitcoske and a company controlled by Mr. Sitcoske, Measurement Dynamics, Inc., had been named co-defendants in a suit filed by Hanna Manufacturing, Inc. ("Hanna"), a Rhode Island Company that previously employed Mr. Sitcoske. The suit alleges that the defendants acted in violation of an existing employment and non-compete agreement between Hanna and Mr. Sitcoske and seeks to enjoin and obtain damages; however, Hanna has not yet sought a hearing to obtain injunctive relief. Although the matter is in its early stages, management expects that the resolution of this matter will have no material impact on the Company.


ITEM 2.
------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION
               --------------------------------------------

Liquidity and Capital Resources
-------------------------------

     During the three months ended September 30, 1995, reductions in accounts receivable of $728,054 and inventory of $493,989 were the major factors which affected the cash provided by operating activities. The reduction in accounts receivable occurred due to the Company's ability to collect year end receivables (typically the highest during the year) during the three months ended September 30, 1995. The Company was able to reduce inventory due to increased sales volume. The days' sales in inventory which is a measure of the supply of inventory that the Company maintains decreased to 93 days in the three months ended September 30, 1995 as compared to 226 days in the three months ended September 30, 1994. Increases in costs and estimated earnings in excess of billings on uncompleted contracts of $293,332 and prepaid expenses and other current assets of $239,148 were the principal factors offsetting cash provided by operating activities for the three months ended September 30, 1995.

     The costs and estimated earnings in excess of billings on uncompleted contracts resulted from the Company using the percentage-of-completion method of income recognition for several multi-year contracts. Additionally, during the three months ended September 30, 1995, the Company had capital expenditures of $98,631 to purchase manufacturing and computer equipment, to make building improvements and to make certain expenditures associated with patents. Cash in the amount of $37,340 was also expended for organization costs associated with MDLLC. Cash used by financing activities for the three months ended September 30, 1995 increased by $771,534 as a result of payments on the line of credit of $650,000, payments on long term debt of $110,988 and cash distributions associated with MDLLC of $12,346.

     The Company's backlog of orders as of October 31, 1995 was $20,181,000 compared to $32,882,000 as of October 31, 1994.

     The Company believes that funds from operations and amounts available under its credit facilities will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

Results of Operations
---------------------

     Sales for the three months ended September 30, 1995 were $6,210,643, an increase of $2,043,416 compared to sales of $4,167,227 for the three months ended September 30, 1994. This was in part a result of more aggressive marketing abroad, as foreign sales increased to $1,378,048 for the three months ended September 30, 1995 as compared to $127,270 for the three months ended September 30, 1994.

     Income from operations increased to $482,969 for the three months ended September 30, 1995 from $143,791 for the three months ended September 30, 1994, due to a more favorable product mix and a higher volume of sales. Gross profit as a percentage of sales increased to 21.07% for the three months ended September 30, 1995 compared to 20.70% for the three months ended September 30, 1994.

     Selling and administrative expenses increased $101,081 to $560,039 for the three months ended September 30, 1995. The increase was primarily due to increased commission expenses and costs associated with MDLLC. As a percentage of sales, however, selling and administrative expense decreased to 9.02% for the three months ended September 30, 1995 as compared to 11.01% for the three months ended September 30, 1994.

     Research and development expenses decreased $16,307 to $191,705 for the three months ended September 30, 1995 as compared to $208,012 for the three months ended September 30, 1994. The decrease can be accounted for by a reduction in customer-sponsored research. As a percentage of sales, research and development expenses decreased to 3.09% for the three months ended September 30, 1995 as compared to 4.99% for the three months ended September 30, 1994.

     Interest expense increased to $73,648 for the three months ended September 30, 1995 compared to $51,951 for the three months ended
September 30, 1994. The increase can be accounted for by costs associated with letters of credit for a multi-year contract.

                        PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.
          -----------------

          In September 1995, management was notified that MDLLC, Mark A. Sitcoske and a company controlled by Mr. Sitcoske, Measurement Dynamics, Inc., had been named as co-defendants in a suit filed on September 7, 1995 in the Superior Court of the State of Rhode Island by Hanna Manufacturing, Inc. ("Hanna"), a Rhode Island company that previously employed
Mr. Sitcoske. The suit alleges that the defendants acted in violation of an existing employment and non-compete agreement between Hanna and Mr. Sitcoske and seeks to enjoin and obtain damages; however, Hanna has not yet sought a hearing to obtain injunctive relief. Although the matter is still in its early stages, management expects that the resolution of this matter will have no material impact on the Company.

Item 2.   Changes in Securities.
          ---------------------

          Not Applicable.


Item 3.   Defaults upon Senior Securities.
          -------------------------------

          Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          Not applicable.


Item 5.   Other Information.
          -----------------

          Not Applicable.


Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits.

               27. Financial Data Schedules

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended September 30, 1995.

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


                              NUCLEAR RESEARCH CORPORATION


                              By:  /s/ Earl M. Pollock
                                   ----------------------------
                                   Earl M. Pollock
                                   President


                              By:  /s/ Mark S. Pollock
                                   ----------------------------
                                   Mark S. Pollock
                                   Treasurer


Dated:  November 14, 1995

                            EXHIBIT INDEX

Exhibit                                   Method of Filing
-------                                   ----------------
  27. Financial Data Schedules............Filed Herewith Electronically