Form 10-Q
period 1995-12-31
NUCLEAR RESEARCH CORP
filed 1996-02-14
CIK 73296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          for the quarterly period ended December 31, 1995

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of February 14, 1996, the Registrant had 28,175 shares of its common stock outstanding.

                                      INDEX

Number                                                                     Page

PART I.           Financial Information.

Item 1.           Consolidated Financial Statements.

                  Consolidated Balance Sheets - December 31, 1995
                     and June 30, 1995.......................................3

                  Consolidated Statements of Operations - Three
                     Months Ended December 31, 1995 and 1994.................5

                  Consolidated Statements of Operations - Six
                     Months Ended December 31, 1995 and 1994.................6

                  Consolidated Statements of Shareholders' Equity -
                     Six Months Ended December 31, 1995 and the
                     Year Ended June 30, 1995................................7

                  Consolidated Statements of Cash Flows - Six
                     Months Ended December 31, 1995 and 1994.................8

                  Notes to Consolidated Financial Statements.................9

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations....................12

PART II.          Other Information.

Item 1.           Legal Proceedings.........................................15

Item 2.           Change in Securities......................................15

Item 3.           Defaults Upon Senior Securities...........................15

Item 4.           Submission of Matters to a Vote of Security
                     Holders................................................15

Item 5.           Other Information.........................................15

Item 6.           Exhibits and Reports on Form 8-K..........................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.          NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                          December 31, 1995  June 30, 1995
CURRENT ASSETS
    Cash                                    $    90,072     $    66,905
    Accounts receivable                       3,228,143       4,126,320
    Costs and estimated
      earnings in excess
      of billings
      on uncompleted contracts
      (Note 5)                                2,702,063       1,733,552

    Inventory (Note 3)                        3,539,733       3,509,290
    Prepaid expenses and
      other current assets                      574,260         165,715
                                            -----------     -----------
       Total Current Assets                  10,134,271       9,601,782

PROPERTY, PLANT AND EQUIPMENT
    (net of accumulated depreciation
    and amortization of $2,609,547
    at December 31, 1995 and $2,440,061
    at June 30, 1995)                         1,746,292       1,405,459

OTHER ASSETS
    Intangible assets (net of
    accumulated amortization of
    $9,448 at December 31,
    1995) (Note 2)                              404,512            --


    Patents (net of accumulated
    amortization of $67,137
    at December 31, 1995 and
    $60,987 at June 30, 1995)                   146,543         136,476

    Organization costs (net
    of accumulated amortization
    of $3,734 at December 31,
    1995)                                        33,608            --

    Other                                        29,151          24,951
                                            -----------     -----------

       Total Other Assets                       613,814         161,427
                                            -----------     -----------

TOTAL ASSETS                                $12,494,377     $11,168,668
                                            ===========     ===========

                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                        December 31, 1995    June 30, 1995
CURRENT LIABILITIES
    Short-term borrowings                  $  2,625,000      $  1,850,000
    Current portion of
      long-term debt                            483,808           364,041
    Accounts payable                          1,526,530         1,554,882
    Accrued expenses                            612,591           466,015
    Accrued payroll and
      payroll taxes                             239,754           274,803
    Taxes payable on income                      11,188           457,055
                                           ------------      ------------

    Total Current Liabilities                 5,498,871         4,966,796

LONG-TERM DEBT                                  351,419           379,131

DEFERRED INCOME TAXES                            28,504            28,504

MINORITY INTEREST IN EQUITY OF
CONSOLIDATED SUBSIDIARY                         244,856              --

COMMITMENTS AND CONTINGENCY
(Note 6)

SHAREHOLDERS' EQUITY
    Common Stock
      Stated value $5 per share, with
      60,000 shares authorized, 31,873
      shares issued and 28,175 shares
      outstanding                               159,365           159,365
      Additional paid in
      capital                                   517,010           517,010
      Retained Earnings                       5,756,705         5,180,215
      Less: treasury stock,
         3,698 shares at cost                   (62,353)          (62,353)
                                           ------------      ------------

    Total Shareholders' Equity                6,370,727         5,794,237
                                           ------------      ------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                       $ 12,494,377      $ 11,168,668
                                           ============      ============


                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Three Months Ended
                                          December 31,
                                       1995           1994
NET SALES                           $6,132,531     $5,516,227
COST OF SALES                        4,689,591      4,441,964
                                    ----------     ----------
GROSS PROFIT                         1,442,940      1,074,263
SELLING AND ADMINISTRATIVE
   EXPENSES                            760,642        531,963
RESEARCH AND DEVELOPMENT
   EXPENSES                            296,996        314,004
INTEREST EXPENSE                        76,766         78,860
                                    ----------     ----------
INCOME FROM OPERATIONS                 308,536        149,436
OTHER INCOME                             4,336          3,073
                                    ----------     ----------
INCOME BEFORE MINORITY INTEREST        312,872        152,509

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARY                117,631           --
                                    ----------     ----------
   INCOME BEFORE INCOME TAXES          430,503        152,509

   LESS: TAXES ON INCOME               166,614         67,979
                                    ----------     ----------
NET INCOME                          $  263,889     $   84,530
                                    ==========     ==========

PRIMARY EARNINGS PER SHARE          $     7.71     $     2.64
                                    ==========     ==========
WEIGHTED AVERAGE COMMON SHARES          34,236         31,980
                                    ==========     ==========



                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Six Months Ended
                                          December 31,
                                       1995             1994
NET SALES                           $12,343,174     $ 9,683,454
COST OF SALES                         9,591,873       7,746,479
                                    -----------     -----------
GROSS PROFIT                          2,751,301       1,936,975
SELLING AND ADMINISTRATIVE
   EXPENSES                           1,320,681         990,921
RESEARCH AND DEVELOPMENT
   EXPENSES                             488,701         522,016
INTEREST EXPENSE                        150,414         130,811
                                    -----------     -----------
INCOME FROM OPERATIONS                  791,505         293,227
OTHER INCOME                              7,126           5,762
                                    -----------     -----------
INCOME BEFORE MINORITY INTEREST         798,631         298,989

MINORITY INTEREST IN LOSS
OF CONSOLIDATED SUBSIDIARY              156,798            --
                                    -----------     -----------
INCOME BEFORE INCOME TAXES              955,429         298,989

   LESS: TAXES ON INCOME                378,939         118,038
                                    -----------     -----------
NET INCOME                              576,490     $   180,951
                                    ===========     ===========

PRIMARY EARNINGS PER SHARE          $     16.84     $      5.66
                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES           34,236          31,980
                                    ===========     ===========





                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND YEAR ENDED JUNE 30, 1995
                                   (UNAUDITED)


                                Common Stock           Additional                                      Total
                                                        Paid In       Retained                      Shareholders'
                           Shares         Amount        Capital       Earnings     Treasury Stock      Equity
Balance at                  28,175     $  159,365     $  517,010     $3,901,739     $  (62,353)     $4,515,761
  June 30, 1994

  Net Income for
    the year ended
    June 30, 1995             --             --             --        1,278,476           --         1,278,476
                        ----------     ----------     ----------     ----------     ----------      ----------
Balance at
  June 30, 1995             28,175        159,365        517,010      5,180,215        (62,353)      5,794,237

  Net income for
    the six months
    ended December
    31, 1995                  --             --             --          576,490           --           576,490
                        ----------     ----------     ----------     ----------     ----------      ----------

Balance at
  December 31, 1995         28,175     $  159,365     $  517,010     $5,756,705     $  (62,353)     $6,370,727
                        ==========     ==========     ==========     ==========     ==========      ==========






                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                    Six Months Ended
                                                      December 31,
                                                  1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $ 576,490      $ 180,951
  Adjustments to reconcile net
  income to net cash provided by
  (used by) operating activities:
    Depreciation and amortization                 188,858        171,611
    Minority interest in loss of
    consolidated subsidiary                      (156,798)          --
    (Increase) Decrease in:
       Accounts receivable                        898,177        211,100
       Costs and estimated
         earnings in excess
         of billings on
         uncompleted contracts                   (968,511)      (519,486)
       Other receivable                              --          695,335
     Inventory                                    (30,443)       (66,185)
       Prepaid expenses and other
         current assets                          (408,545)      (271,040)
       Prepaid taxes on income                       --          (49,961)
    Increase (decrease) in:
       Accounts payable, accrued
         expenses and payroll taxes                83,175        371,364
       Taxes payable - on income                 (445,867)      (106,251)
                                                ---------      ---------
NET CASH PROVIDED BY (USED BY) OPERATING
  ACTIVITIES                                     (263,464)       617,438
                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                           (526,536)      (137,418)
  Increase in organization costs                  (37,342)          --
                                                ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES            (563,878)      (137,418)
                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds (payments) on line of credit       775,000       (450,000)
  Net Proceeds (payments) on long-term debt        92,055       (173,366)
  Distributions                                   (12,346)          --
  Increase (decrease) in other assets              (4,200)         1,021
                                                ---------      ---------

NET CASH PROVIDED BY (USED BY)
  FINANCING ACTIVITIES                            850,509       (622,345)
                                                ---------      ---------

NET INCREASE (DECREASE) IN CASH                    23,167       (142,325)
                                                ---------      ---------

CASH - beginning                                   66,905        163,273
                                                ---------      ---------

CASH - ending                                   $  90,072      $  20,948
                                                =========      =========

SUPPLEMENTARY INFORMATION REGARDING
  NON-CASH INVESTING ACTIVITIES

  Acquisition of intangible assets              $ 414,000           --
                                                =========      =========

                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1995 and December 31, 1994

Note 1. The Consolidated Financial Statements of Nuclear Research Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 31, 1995 and June 30, 1995 and the consolidated results of operations and cash flows for the three months and six months ended December 31, 1995 and 1994. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

The consolidated results of operations for the six months ended December 31, 1995 and 1994 are not necessarily indicative of the results for the full year.

Note 2.  Principles of Consolidation.

The Consolidated Financial Statements include the accounts of Nuclear Research Corporation, NRC Acquisition Corporation and Northeast Nuclear, Ltd., wholly-owned subsidiaries hereafter referred to collectively as the "Company." Also included in the Consolidated Financial Statements are the accounts of Measurement Dynamics LLC ("MDLLC").

In July, 1995 the Company entered into an operating agreement to form MDLLC, a New Jersey limited liability company, the purpose of which is to develop, manufacture, produce and sell temperature measurement devices and other related products or services. Pursuant to the operating agreement, the Company contributed property, in the form of cash, inventory and other business assets having a fair market value of $300,000, in exchange for 42% of MDLLC. The Company will produce temperature measurement devices to be sold by MDLLC under a manufacturing agreement and will provide administrative services to MDLLC.

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

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.  Inventory.
                                        (UNAUDITED)
                                December 31,     June 30,
                                   1995            1995

Inventory consists of:
Work-In-Process
  United States Government
   contracts                    $3,710,629     $4,748,683
  Commercial contracts             702,949        496,603
Purchased and manufactured
 parts                             516,753        637,739
                                ----------     ----------
                                $4,930,331     $5,883,025
Less:  Progress payments
on United States Government
contracts                        1,390,598      2,373,735
                                ----------     ----------
         Total                  $3,539,733     $3,509,290
                                ==========     ==========

The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at December 31, 1995, reported inventories would have been $954,268 higher and reported net income would have decreased by $48,110 ($1.41 per share). The pro forma effect relating to the use of the FIFO method would have resulted in the following balances for the statement of operations presentation for the three months ended December 31, 1995:

         Gross Profit                                $2,676,696

         Income from Operations                      $  716,900
                                                     ==========

         Net Income                                  $  528,380
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

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

         Costs incurred and estimated
          earnings on uncompleted
          contracts                                           $3,401,810
         Billings to date                                        699,747
                                                              ----------
                                                              $2,702,063
                                                              ==========

         Included in accompanying balance sheet under the following caption:

         Costs and estimated earnings
          in excess of billings on
          uncompleted contracts                               $2,702,063
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


ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

     During the six months ended December 31, 1995, a decrease in accounts receivable of $898,177 was the principal factor which affected the cash provided by operating activities. The reduction in accounts receivable occurred due to the Company's ability to collect year-end receivables (typically the highest during the year). Increases in costs and estimated earnings in excess of billing on uncompleted contracts of $968,511 and prepaid expenses and other current assets of $408,545 combined with a decrease in taxes payable on income of $445,867 were the principal factors offsetting cash provided by operating activities for the six months ended December 31, 1995.

     The costs and estimated earnings in excess of billings on uncompleted contracts resulted from the Company using the percentage-of-completion method of income recognition for several multi-year contracts. Additionally, during the six months ended December 31, 1995, the Company had capital expenditures of $526,536 to purchase manufacturing and computer equipment, to make building improvements and to make certain expenditures associated with patents. Cash in the amount of $37,342 was also expended for organization costs associated with MDLLC. Cash provided by financing activities for the six months ended December 31, 1995 increased by $850,509 as a result of borrowings on the line of credit of $775,000 and borrowings on long term debt of $92,055, partially offset by cash distributions associated with MDLLC of $12,346.

     The Company's backlog of orders as of January 31, 1996 was $15,410,000 compared to $29,399,000 as of January 31, 1995. The decrease in the backlog as of January 31, 1996 as compared to January 31, 1995 is largely attributed to the resumption of the Company's ability to operate at normal shipping levels as compared to prior years when the partial roof collapse at the Company's Dover Division facility prevented the Company from maintaining normal shipping levels.

     The Company believes that funds from operations and amounts available under its credit facilities will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

Results of Operations

     Sales for the three months ended December 31, 1995 were $6,132,531, an increase of $666,304 compared to sales of $5,516,227 for the three months ended December 31, 1994. The increase in sales is primarily attributable to increased shipments to the United States Government. The increase in sales for the three months ended December 31, 1995 represents a percentage increase of 11.17% as compared to the three months ended December 31, 1994.

     Income from operations increased to $308,536 for the three months ended December 31, 1995 from $149,436 for the three months ended December 31, 1994, due to a more favorable product mix and a higher sales volume. Gross profit as a percentage of sales increased to 23.53% for the three months ended December 31, 1995 compared to 19.47% for the three months ended December 31, 1994.

     Selling and administrative expenses increased $228,679 to $760,642 for the three months ended December 31, 1995. The increase was primarily due to costs associated with MDLLC. As a percentage of sales, selling and administrative expense increased to 12.40% for the three months ended December 31, 1995 as compared to 9.64% for the three months ended December 31, 1994.

     Research and development expenses decreased $17,008 to $296,996 for the three months ended December 31, 1995 as compared to $314,004 for the three months ended December 31, 1994. The decrease can be accounted for by a reduction in customer-sponsored research. As a percentage of sales, research and development expenses decreased to 4.84% for the three months ended December 31, 1995 as compared to 5.69% for the three months ended December 31, 1994.

     Interest expense decreased to $76,766 for the three months ended December 31, 1995 as compared to $78,860 for the three months ended December 31, 1994.

     Sales for the six months ended December 31, 1995 increased $2,659,720 to $12,343,174 as compared to $9,683,454 for the six months ended December 31, 1994. The increase in sales can be accounted for primarily by increased shipments to the United States Government. Additionally, as a result of more aggressive marketing abroad, foreign sales increased to $2,310,015 for the six months ended December 31, 1995 as compared to $1,456,160 for the six months ended December 31, 1994.

     Income from operations increased to $791,505 for the six months ended December 31, 1995 as compared to $293,227 for the six months ended December 31, 1994, due to a more favorable product mix and increased shipments. Gross profit as a percentage of sales increased to 22.29% for the six months ended December 31, 1995 as compared to 20.00% for the six months ended December 31, 1994.

     Selling and administrative expenses increased $329,760 to $1,320,681 for the six months ended December 31, 1995. The increase was due primarily to costs associated with MDLLC. As a percentage of sales, selling and administrative expenses increased to 10.70% for the six months ended December 31, 1995 as compared to 10.23% for the six months ended December 31, 1994.

     Research and development expenses decreased $33,315 to $488,701 for the six months ended December 31, 1995 as compared to $522,016 for the six months ended December 31, 1994. The decrease can be accounted for by a reduction in customer-sponsored research. As a percentage of sales, research and development expenses decreased to 3.95% for the six months ended December 31, 1995 as compared to 5.39% for the six months ended December 31, 1994.

     Interest expense increased to $150,414 for the six months ended December 31, 1995 as compared to $130,811 for the six months ended December 31, 1994. The increase can be accounted for by costs associated with letters of credit for a multi-year contract.

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

         Not Applicable.

Item 3.  Defaults upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its 1995 Annual Meeting of Shareholders on December 11, 1995. At the meeting, Earl M. Pollock, Dorothy S. Pollock and Charles H. Sulzberger were elected to the Company's Board of Directors; Shareholders cast 22,717 votes for the election of each director; 3 votes were withheld with respect to the election of each director.

Item 5.  Other Information.

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               27.  Financial Data Schedules

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NUCLEAR RESEARCH CORPORATION


                                    By: /s/ Earl M. Pollock
                                       Earl M. Pollock
                                       President


                                    By: /s/ Mark S. Pollock
                                        Mark S. Pollock
                                        Treasurer


Dated:  February 14, 1996

                                  Exhibit Index

Exhibit                                                     Method of Filing

  27.  Financial Data Schedules . . . . . . . . .           Filed Herewith
                                                            Electronically