Form 10-Q
period 1996-03-31
NUCLEAR RESEARCH CORP
filed 1996-05-15
CIK 73296

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            ----------------

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        for the quarterly period ended March 31, 1996

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from             to
                                  ------------   ----------
                       Commission file No. 0-9613

                NUCLEAR RESEARCH CORPORATION
   ------------------------------------------------------
   (Exact name of Registrant as specified in its charter)

        Pennsylvania                                          1343870
- ----------------------------                             -------------------
(State or other jurisdiction                              (I.R.S. Employer
of organization)                                          Identification No.)

125 Titus Avenue, Warrington, Pennsylvania             18976
- ------------------------------------------           ----------
 (Address of Principal Executive Offices)            (Zip Code)

                          (215) 343-5900
        ---------------------------------------------------
        (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  x         No
       ---           ---

   As of May 15, 1996, the Registrant had 28,175 shares of its common stock outstanding.

                                 INDEX



Number                                                         Page
- ------                                                         ----

PART I. Financial Information.

Item 1. Consolidated Financial Statements.

        Consolidated Balance Sheets - March 31, 1996
             and June 30, 1995 . . . . . . . . . . . . . . . .   4

        Consolidated Statements of Operations - Three
             Months Ended March 31, 1996 and 1995. . . . . . .   6

        Consolidated Statements of Operations - Nine
             Months Ended March 31, 1996 and 1995. . . . . . .   7

        Consolidated Statements of Shareholders' Equity -
             Nine Months Ended March 31, 1996 and The
             Year Ended June 30, 1995 . . . . . . . . . . . . .  8

        Consolidated Statements of Cash Flows - Nine
             Months Ended March 31, 1996 and 1995 . . . . . . .  9

        Notes to Consolidated Financial Statements. . . . . . . 10

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . 13

PART II.  Other Information.

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . 15

Item 2. Changes in Securities . . . . . . . . . . . . . . . . . 16

Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . 16

Item 4. Submission of Matters to a Vote of Security
             Holders. . . . . . . . . . . . . . . . . . . . . . 16

Item 5. Other Information . . . . . . . . . . . . . . . . . . . 16

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . 16




   THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION INCLUDED IN THIS QUARTERLY REPORT CONTAINS INFORMATION THAT IS FORWARD LOOKING, SUCH AS INFORMATION RELATING TO FUTURE SALES, INCOME FROM OPERATIONS, CAPITAL EXPENDITURES, ADEQUACY OF CASH AVAILABLE FROM THE COMPANY'S OPERATIONS AND CREDIT FACILITIES AND THE IMPACT ON THE COMPANY OF THE OUTCOME OF CERTAIN LITIGATION DESCRIBED HEREIN. SUCH FORWARD LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT EXPECTED RESULTS IN THE FUTURE FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY, OR ON BEHALF OF, THE COMPANY. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, UNCERTAINTIES RELATING TO ECONOMIC CONDITIONS, ACQUISITIONS AND DIVESTITURES, GOVERNMENT AND REGULATORY POLICIES, THE PRICING AND AVAILABILITY OF EQUIPMENT, MATERIALS AND PROGRAMMING, TECHNOLOGICAL DEVELOPMENTS AND CHANGES IN THE COMPETITIVE ENVIRONMENT IN WHICH THE COMPANY OPERATES.

                  PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements.
        ---------------------------------

             NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
             ---------------------------------------------

                                 ASSETS

                                      March 31, 1996      June 30, 1995
                                      --------------      -------------

CURRENT ASSETS
    Cash                              $    592,000        $     66,905
    Accounts receivable                  4,862,041           4,126,320
    Costs and estimated
      earnings in excess
      of billings
      on uncompleted contracts
      (Note 5)                           3,105,695           1,733,552

    Inventory (Note 3)                   3,594,632           3,509,290
    Prepaid expenses and
      other current assets                 452,067             165,715
                                      ------------        ------------
      Total Current Assets              12,606,435           9,601,782

PROPERTY, PLANT AND EQUIPMENT
    (net of accumulated depre-
    ciation and amortization of
    $2,694,336 at March 31,
    1996 and $2,440,061 at
    June 30, 1995)                       2,047,728           1,405,459

OTHER ASSETS
    Intangible assets (net of
    accumulated amortization of
    $14,663 at March 31,
    1996) (Note 2)                         399,337                   -

    Patents (net of accumulated
    amortization of $70,212
    at March 31, 1996 and
    $60,987 at June 30, 1995)              149,616             136,476

    Organization costs (net
    of accumulated amortization
    of $5,501 at March 31, 1996)            31,842                   -


    Other                                   32,551              24,951
                                    --------------      --------------

      Total Other Assets                   613,346             161,427
                                    --------------      --------------

TOTAL ASSETS                          $ 15,267,509         $11,168,668
                                    ==============      ==============


             See Notes to Consolidated Financial Statements


             NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
             ---------------------------------------------

                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                 March 31, 1996      June 30, 1995
                                 --------------      -------------

CURRENT LIABILITIES
     Short-term borrowings           $4,025,000         $1,850,000
     Current portion of
       long-term debt                   485,808            364,041
     Accounts payable                 1,742,884          1,554,882
     Accrued expenses                   744,498            466,015
     Accrued payroll and
       payroll taxes                    363,798            274,803
     Taxes payable on income            335,138            457,055
                                    -----------          ---------

     Total Current Liabilities        7,697,126          4,966,796

LONG-TERM DEBT                          233,896            379,131

DEFERRED INCOME TAXES                    28,504             28,504

MINORITY INTEREST IN EQUITY OF
CONSOLIDATED SUBSIDIARY                 165,959                 -

COMMITMENTS AND CONTINGENCY
(Note 6)

SHAREHOLDERS' EQUITY
     Common Stock
       Stated value $5 per
       share, with 60,000 shares
       authorized, 31,873 shares
       issued and 28,175 shares
       outstanding                      159,365            159,365
       Additional paid in
       capital                          517,010            517,010
       Retained Earnings              6,528,002          5,180,215
       Less: treasury stock,
        3,698 shares at cost            (62,353)           (62,353)
                                    ------------       ------------

     Total Shareholders' Equity       7,142,024          5,794,237
                                    ------------       ------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                $15,267,509        $11,168,668
                                    ============       ============

             See Notes to Consolidated Financial Statements

             NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
             --------------------------------------------

                                                  Three Months Ended
                                                       March 31,
                                                   1996           1995
                                                   ----           ----
NET SALES                                       $8,100,045     $6,917,256

COST OF SALES                                    5,781,763      5,459,182
                                               -----------     ----------
GROSS PROFIT                                     2,318,282      1,458,074

SELLING AND ADMINISTRATIVE
   EXPENSES                                        759,113        453,950

RESEARCH AND DEVELOPMENT
   EXPENSES                                        254,452        211,612

INTEREST EXPENSE                                   103,707         92,936
                                                ----------     ----------

INCOME FROM OPERATIONS                           1,201,010        699,576

OTHER INCOME                                        15,680          6,181
                                                ----------     ----------

INCOME BEFORE MINORITY INTEREST                  1,216,690        705,757

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARY                             78,897            --
                                                ----------     ----------

   INCOME BEFORE INCOME TAXES                    1,295,587        705,757

   LESS: TAXES ON INCOME                           524,290        290,497
                                                ----------     ----------

NET INCOME                                      $  771,297     $  415,260
                                                ==========     ==========

PRIMARY EARNINGS PER SHARE                      $   22.11      $    12.73
                                                ==========     ==========

WEIGHTED AVERAGE COMMON SHARES                     34,879          32,621
                                                ==========     ==========


                  See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                  -------------------------------------------

                                                  Nine Months Ended
                                                       March 31,
                                                 1996            1995
                                                 ----            ----
NET SALES                                     $20,443,219    $16,600,710

COST OF SALES                                  15,373,636     13,205,661
                                             ------------   ------------

GROSS PROFIT                                    5,069,583      3,395,049

SELLING AND ADMINISTRATIVE
   EXPENSES                                     2,079,794      1,444,871

RESEARCH AND DEVELOPMENT
   EXPENSES                                       743,153        733,628

INTEREST EXPENSE                                  254,121        223,747
                                              -----------    -----------

INCOME FROM OPERATIONS                          1,992,515        992,803

OTHER INCOME                                       22,806         11,943
                                              -----------    -----------

INCOME BEFORE MINORITY INTEREST                 2,015,321      1,004,746

MINORITY INTEREST IN LOSS
OF CONSOLIDATED SUBSIDIARY                        235,695            --
                                              -----------    -----------

INCOME BEFORE INCOME TAXES                      2,251,016      1,004,746

   LESS: TAXES ON INCOME                          903,229        408,535
                                              -----------     ----------

NET INCOME                                    $ 1,347,787     $  596,211
                                              ===========     ==========

PRIMARY EARNINGS PER SHARE                    $     38.64     $    18.28
                                              ===========     ==========

WEIGHTED AVERAGE COMMON SHARES                     34,879         32,621
                                              ===========     ==========


                  See Notes to Consolidated Financial Statements

                       NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND YEAR ENDED JUNE 30, 1995
                                     (UNAUDITED)
        ---------------------------------------------------------------------



                            Common Stock         Additional                                   Total
                                                  Paid In      Retained                     Shareholders'
                         Shares        Amount     Capital      Earnings    Treasury Stock      Equity
                         ------        ------    ----------     --------   --------------   ------------

Balance at                28,175     $159,365      $517,010     $3,901,739  $(62,353)       $4,515,761
 June 30, 1994

Net Income for
 the year ended
 June 30, 1995             --           --            --         1,278,476     --            1,278,476
                         -------     --------      --------     ----------  ------------     ---------
Balance at
 June 30, 1995            28,175      159,365       517,010      5,180,215   (62,353)        5,794,237

Net income for
 the nine months
 ended March 31,
 1996                      --           --            --         1,347,787     --             1,347,787
                         -------     --------      --------     ----------  -------------     ---------
Balance at
 March  31, 1996          28,175     $159,365      $517,010     $6,528,002   $(62,353)       $7,142,024
                         =======     ========      ========     ==========   =========       ==========








                        See Notes to Consolidated Financial Statements

             NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
             -------------------------------------------

                                                    Nine Months Ended
                                                        March 31,
                                                   1996           1995
                                                   ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                       $1,347,787   $  596,211
   Adjustments to reconcile net income to
     net cash provided by (used by) operating
     activities:
        Depreciation and amortization                  283,664      266,625
          Minority interest in loss of
             consolidated subsidiary                  (235,695)         -
          (Increase) Decrease in:
             Accounts receivable                      (735,721)     379,835
             Costs and estimated
               earnings in excess
               of billings on
               uncompleted contracts                (1,372,143)    (908,289)
             Other receivable                             --        695,335
             Inventory                                 (85,342)     337,492
             Prepaid expenses and other
               current assets                         (286,352)    (230,502)
          Increase (decrease) in:
             Accounts payable, accrued
               expenses and payroll taxes              555,480       81,737
             Taxes payable - on income                (121,917)      53,524

NET CASH PROVIDED BY (USED BY) OPERATING
   ACTIVITIES                                         (650,239)   1,271,968
                                                    -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                               (918,909)    (258,731)
   Increase in organization costs                      (37,343)        -
                                                    -----------   ----------

NET CASH USED BY INVESTING ACTIVITIES                 (956,252)    (258,731)
                                                    -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Proceeds (payments) on line of credit         2,175,000     (875,000)
   Net Payments on long-term debt                      (23,468)    (281,077)
   Distributions                                       (12,346)
   Increase (decrease) in other assets                  (7,600)       1,021
                                                   -----------   ----------

NET CASH PROVIDED BY (USED BY)
  FINANCING ACTIVITIES                              2,131,586    (1,155,056)
                                                   -----------   ----------

NET INCREASE (DECREASE) IN CASH                        525,095     (141,819)
                                                   -----------   ----------

CASH - beginning                                        66,905      163,273
                                                   -----------   ----------

CASH - ending                                      $  592,000    $   21,454
                                                   ===========   ==========

   SUPPLEMENTARY INFORMATION REGARDING
     NON-CASH INVESTING ACTIVITIES
        Acquisition of intangible assets           $  414,000        -
                                                   ===========   ==========


             See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       March 31, 1996 and March 31, 1995

Note 1. The Consolidated Financial Statements of Nuclear Research Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 1996 and June 30, 1995 and the consolidated results of operations and cash flows for the three months and nine months ended March 31, 1996 and 1995. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

The consolidated results of operations for the nine months ended March 31, 1996 and 1995 are not necessarily indicative of the results for the full year.

Note 2.  Principles of Consolidation.
         ----------------------------

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

In connection with the formation of MDLLC, the Company recorded an intangible asset of $414,000 which represents certain rights, proprietary information and intellectual property contributed by the minority interest in MDLLC. The intangible asset is being amortized over its estimated useful life of twenty years.

All significant inter-company accounts and transactions have been eliminated in consolidation.

                  NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.  Inventory.
         ---------

                                           (UNAUDITED)
                                      March 31,      June 30,
                                        1996           1995
                                      --------       --------
Inventory consists of:
Work-In-Process
   United States Government
     contracts                        $2,541,352     $4,748,683
   Commercial contracts                  888,343        496,603
Purchased and manufactured
   parts                                 387,556        637,739
                                      ----------     ----------
                                       3,817,251      5,883,025
Less:  Progress payments on United
 States Government contracts             222,619      2,373,735
                                      ----------     ----------
Total                                 $3,594,632     $3,509,290
                                      ==========     ==========

The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at March 31, 1996, reported inventories would have been $890,599 higher and reported net income would have decreased by $82,791 ($2.37 per share). The pro forma effect relating to the use of the FIFO method would have resulted in the following balances for the statement of operations presentation for the nine months ended March 31, 1996:

        Gross Profit             $4,931,309
                                 ==========

        Income from Operations   $1,854,241
                                 ==========

        Net Income               $1,264,996
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

                  NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 5.  Costs and Estimated Earnings in Excess of Billings on
         -----------------------------------------------------
         Uncompleted Contracts.
         ---------------------

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

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

        Costs incurred and estimated
          earnings on uncompleted
          contracts                   $4,495,045
        Billings to date               1,389,350
                                      ----------
                                      $3,105,695
                                      ==========

        Included in accompanying balance sheet under the following caption:

        Costs and estimated earnings
         in excess of billings on
         uncompleted contracts        $3,105,695
                                      ==========

                  NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.  Commitments and Contingency.
         ---------------------------


        In September 1995, the Company was notified that MDLLC, Mark A. Sitcoske and a company controlled by Mr. Sitcoske, Measurement Dynamics, Inc., had been named co-defendants in a suit filed by Hanna Manufacturing, Inc. ("Hanna"), a Rhode Island Company that previously employed Mr.Sitcoske. The suit alleges that the defendants acted in violation of an existing employment and non-compete agreement between Hanna and Mr. Sitcoske and seeks to enjoin Mr. Sitcoske from his continued employment with MDLLC and to obtain damages; however, Hanna has not yet sought a hearing to obtain injunctive relief. The matter is now in discovery and management expects that the resolution of this matter will have no material impact on the Company.


ITEM 2:      Management's Discussion and Analysis of Financial Condition
- ------       ----------------------------------------------------------
             and Results of Operations
             -------------------------

Liquidity and Capital Resources
- -------------------------------

        During the nine months ended March 31, 1996, increases in accounts receivable of $735,721, costs and estimated earnings in excess of billings on uncompleted contracts of $1,372,143 and prepaid expenses of $286,352 were the factors accounting for cash used by operating activities. The build-up in accounts receivable occurred due to large shipments of a particular product line during the quarter ended March 31, 1996. An increase in accounts payable, accrued expenses and payroll taxes offset cash used by operating activities during the nine months ended March 31, 1996.

        The costs and estimated earnings in excess of billings on uncompleted contracts resulted from the Company using the percentage-of-completion method of income recognition for several multi-year contracts. Additionally, during the nine months ended March 31, 1996, the Company had capital expenditures in the aggregate amount of $429,024 to purchase manufacturing and computer equipment and to make certain expenditures associated with patents. The Company is presently constructing a 20,000 square foot addition to its Warrington Facility to accommodate increased space requirements and to provide for anticipated growth. To date, $489,885 has been expended in connection with the aforementioned construction. Cash in the amount of $37,343 was also expended for organization costs associated with MDLLC. Cash provided by financing activities for the nine months ended March 31, 1996 increased by $2,131,586 as a result of borrowings on the line of credit of $2,175,00 partially offset by payments on long-term debt of $23,468 and cash distributions associated with MDLLC of $12,346.

        The Company's backlog of orders as of April 30, 1996 was $10,078,000 as compared to $24,177,000 as of April 30, 1995. The decrease in the backlog as of April 30, 1996 as compared to April 30, 1995 is largely attributed to the resumption of the Company's ability to operate at normal shipping levels as compared to prior years when the partial roof collapse at the Company's Dover Division facility prevented the Company from maintaining normal shipping levels.

        The Company believes that funds from operations and amounts available under its credit facilities will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

Results of Operations
- ---------------------

        Sales for the three months ended March 31, 1996 were $8,100,045, an increase of $1,182,789 over sales for the three months ended March 31, 1995. The increase in sales is primarily attributable to increased foreign shipments as a result of more aggressive marketing abroad. The increase in sales for the three months ended March 31, 1996 represents an increase of 17.10% as compared to the three months ended March 31, 1995.

        Income from operations increased to $1,201,010 for the three months ended March 31, 1996 from $699,576 for the three months ended
March 31, 1995. This increase was primarily due to an increase in shipments of a particular product line with higher gross margins which resulted in a more favorable product mix and a higher sales volume. Shipments of this product line have decreased and this decrease may result in a decrease in income from operations for the quarter ended June 30, 1996. Gross profit as a percentage of sales increased to 28.62% for the three months ended March 31, 1996 as compared to 21.08% for the three months ended March 31, 1995.

        Selling and administrative expenses increased $305,163 to $759,113 for the three months ended March 31, 1996. The increase was primarily due to increased commission expenses and costs associates with MDLLC. As a percentage of sales, selling and administrative expenses increased to 9.37% for the three months ended March 31, 1996 as compared to 6.56% for the three months ended March 31, 1995.

        Research and development expenses increased $42,840 to $254,452 for the three months ended March 31, 1996 as compared to $211,612 for the three months ended March 31, 1995. As a percentage of sales, research and development expenses remained unchanged for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

        Interest expense increased $10,771 to $103,707 for the three months ended March 31, 1996 as compared to the three months ended
March 31, 1995.

        Sales for the nine months ended March 31, 1996 increased $3,842,509 to $20,443,219 as compared to $16,600,710 for the nine months ended March 31, 1995. The increase in sales was primarily due to an increase in shipments of a particular product line. Shipments of this product line have decreased and this decrease may result in a decrease in sales for the quarter ended June 30, 1996. Foreign sales increased to $4,328,887 for the nine months ended March 31, 1996 as compared to $2,138,853 for the nine months ended March 31, 1995 as a result of more aggressive marketing abroad.

        Income from operations increased to $1,992,515 for the nine months ended March 31, 1996 as compared to $992,803 for the nine months ended March 31, 1995. This increase was primarily due to an increase in shipments of a particular product line with higher gross margins which resulted in a more favorable product mix and a higher sales volume. Shipments of this product line have decreased and this decrease may result in a decrease in income from operations for the quarter ended June 30, 1996. Gross profit as a percentage of sales increased to 24.80% for the nine months ended March 31, 1996, as compared to 20.45% for the nine months ended March 31, 1995.

        Selling and administrative expenses increased $634,923 to $2,079,794 for the nine months ended March 31, 1996. The increase was primarily due to increased commission expense and costs associated with MDLLC. As a percentage of sales, selling and administrative expenses increased to 10.17% for the nine months ended March 31, 1996 as compared to 8.70% for the nine months ended March 31, 1995.

        Research and development expenses increased $9,525 to $743,153 for the nine months ended March 31, 1996 as compared to $733,628 for the nine months ended March 31, 1995. As a percentage of sales, research and development expenses decreased to 3.64% for the nine months ended
March 31, 1996 as compared to 4.42% for the nine months ended March 31, 1995.

        Interest expense increased $30,374 to $254,121 for the nine months ended March 31, 1996 as compared to $223,747 for the nine months ended March 31, 1995.


                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

        In September 1995, management was notified that MDLLC, Mark A. Sitcoske and a company controlled by Mr. Sitcoske, Measurement Dynamics, Inc., had been named as co-defendants in a suit filed on September 7, 1995 in the Superior Court of the State of Rhode Island by Hanna Manufacturing, Inc. ("Hanna"), a Rhode Island company that previously employed Mr. Sitcoske. The suit alleges that the defendants acted in violation of an existing employment and non-compete agreement between Hanna and Mr. Sitcoske and seeks to enjoin Mr. Sitcoske from his continued employment with MDLLC and to obtain damages; however, Hanna has not yet sought a hearing to obtain injunctive relief. The matter is now in discovery and management expects that the resolution of this matter will have no material impact on the Company.

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

        Not Applicable.

Item 5. Other Information.
        -----------------

        Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

        (a)  Exhibits.

             27.  Financial Data Schedules


         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended March 31, 1996.

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


                                      NUCLEAR RESEARCH CORPORATION


                                      By:  /s/ Earl M. Pollock
                                         ----------------------------
                                           Earl M. Pollock
                                           President


                                      By:: /s/ Mark S. Pollock
                                         ----------------------------
                                           Mark S. Pollock
                                           Treasurer


Dated:  May 15, 1996

                                 Exhibit Index

Exhibit                                     Method of Filing
- -------                                     ----------------

27.     Financial Data Schedules . . . . . . Filed Herewith Electronically