Form 10-K
period 1996-06-30
NUCLEAR RESEARCH CORP
filed 1996-09-30
CIK 73296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
 x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996

                                       or

__________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

                          Commission file number 0-9613


                          NUCLEAR RESEARCH CORPORATION
    --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                 1343870
- -------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)            Number)

125 Titus Avenue
Warrington, Pennsylvania                                     18976
- ----------------------------------------              --------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (215) 343-5900
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, stated value $5 per share
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                                      No
            ---------                                    ---------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         There is no trading market for the voting securities of the Registrant. The Registrant had 28,175 common shares outstanding as of June 30, 1996, of which 10,725 shares are held by persons who are not officers or directors of the Registrant.

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




              Product Categories                                                    Net Sales
              ------------------                                                    ---------
                                                                              (Dollars in Thousands)
                                                                          For the Fiscal Year Ended June 30,
                                                                          ----------------------------------
                                                                1996                    1995                    1994
                                                                ----                    ----                    ----
Health Physics Instruments                                      $17,948                 $21,704                 $16,547

Environmental Monitoring Systems                                  7,049                   5,143                   4,136
  and Equipment

Nucleonic Gauges                                                    104                     205                     170
                                                                -------                 -------                 -------

                           TOTAL                                $25,101                 $27,052                 $20,853



              Product Categories
              ------------------
                                                                              Percentage of Net Sales
                                                                              -----------------------
                                                                         For the Fiscal Year Ended June 30,
                                                                         ----------------------------------
                                                                 1996                    1995                    1994
                                                                 ----                    ----                    ----
Health Physics Instruments                                       71.5%                   80.2%                   79.4%

Environmental Monitoring Systems                                 28.1                    19.0                    19.8
  and Equipment

Nucleonic Gauges                                                   .4                      .8                      .8
                                                                -----                    ----                    ----

                                    TOTAL                       100.0%                  100.0%                  100.0%


                  During the fiscal year ended June 30, 1996 ("fiscal 1996"), the Company continued its efforts to expand its business into two new areas which the Company believes will increase its competitiveness and lead to new opportunities for growth. First, as a vehicle for this expansion, in July 1995 the Company entered into an operating agreement for the formation of a New Jersey limited liability company (the "LLC"). The purpose of the LLC is to develop, manufacture, produce and sell temperature measurement devices and other related products or services. Pursuant to a contribution agreement among the Company and the other members of the LLC, the Company contributed property, in the form of cash, inventory and other business assets with a fair market value of $300,000, in exchange for a 42% membership interest in the LLC. The Company will produce under a manufacturing agreement the temperature measurement devices which will be sold by the LLC and will provide administrative services to the LLC. No material orders or sales occurred in fiscal 1996; however the Company continues its commitment to the prospects of the LLC and intends to maintain aggressive marketing efforts through the fiscal year ending June 30, 1997 ("fiscal 1997"). Second, the Company has continued marketing Geiger Muller tubes for both military and commercial markets. The Company believes that the discrete sale of such radiation detectors represents a continuing diversification of its product line and an opportunity for growth.
                  In 1986 the Company obtained two United States patents that are significant to its business. One patent covers a radiation measurement apparatus that utilizes a technique used in certain of the Company's Health Physics and Environmental Monitoring devices. The technique of operation, as described in the patent, permits more extensive use of a stable, inexpensive radiation detector that, prior to the invention, was limited to a comparatively narrow scope of use. The possession of this patent allows the Company, in a protected fashion, to compete in a much broader market. The second patent covers an apparatus that utilizes a computer program that permits more accurate measurement of radiation in connection with the apparatus covered by the first patent and is an improvement over the devices covered by the first patent. The second patent allows the Company to address additional business opportunities in specialized low level nuclear measurement. The Government has certain use rights with respect to these patents. The Company also has obtained corresponding patents in certain foreign countries. During 1991, the Company obtained a United States patent relating to a radiation measurement device used in connection with other products manufactured by the Company. The patents obtained in the United States have a life of 17 years from the date of grant.
                  (c) Distribution. The Company's products are marketed directly to its customers through its own marketing staff and through a variety of manufacturers' representatives acting as independent commissioned sales agents and distributors. Commissions range from 3% to 15% depending upon the amount of follow-up service provided. In certain instances, where opportunities for growth or expansion are unique, the Company has tailored its agreements with such representatives with a view to enhance sales efforts. Approximately 75% of all sales in fiscal 1996 were obtained through the Company's internal marketing staff which currently consists of six persons.
                  (d) Backlog. At June 30, 1996, the Company's backlog of orders was $19,195,000 compared to $20,010,000 at June 30, 1995. Substantially all such orders are subject to cancellation. In fiscal 1997, the Company expects to ship approximately $11,000,000 of the June 30, 1996 backlog. Included in the backlog of orders at June 30, 1996 is $7,300,000 which represents the unfunded amount on a government contract awarded in May 1996.
                  The Company was awarded a $10,600,000 contract by the United States Army in May 1996. The contract represents a continuation of the Company's manufacturing for the United States Army of a next generation product that utilizes the Company's patented technique of radiation measurement. Shipments are expected to commence in fiscal 1997.

                  Domestic commercial orders for fiscal 1996 were $3,022,000 compared to $2,691,000 for fiscal 1995. The Company believes that the increase in domestic commercial orders was primarily due to customers' needs for upgrades of radiation monitoring systems resulting from design life expiration of existing equipment.
                  (e) Sources of Supply. The Company's products are manufactured from widely distributed electronic components and fabricated parts made of metal, plastics and rubber. Nuclear materials are used to calibrate the products or to create a radiation source for checks or measurements, but are not normally used in the manufacturing process. Required materials and components have been readily available from multiple sources at competitive prices and the Company foresees no significant problem of availability.
                  (f) Competitive Conditions. The Company has a limited number of competitors in each of its product categories. Certain of these companies have greater capital and technical resources than the Company. Competition in each of the Company's product categories is based primarily upon price, technology and ability to deliver.
                  (g) Customers. Contracts with the United States government (the "government"), including the United States Department of Defense, decreased from 78.5% of revenues in fiscal 1995 to 65.1% of revenues in fiscal 1996. The decrease resulted from the fulfillment of certain multi-year contracts. Some of the products manufactured for the government are proprietary and others are manufactured in accordance with government specifications and drawings. All of the Company's contracts with the government provide for termination at the discretion of the government for reasons of convenience and/or justifiable cause. Only four of the government contracts accepted by the Company in its 46-year history have been terminated by the government. The final negotiated settlements in three of those instances did not result in a material loss of profits on completed portions of the contracts because earned profits were paid up to the points of termination. However, termination does cause a reduction in backlog and in projected revenues and profits from the terminated portion of the contract.
                  The government and one foreign power company are the only customers that accounted for at least 10% of the Company's total revenues in fiscal 1996. The loss or significant reduction of government contract work would be likely to have a material adverse effect on the Company.
                  Total foreign shipments accounted for 26% of the Company's total revenues in fiscal 1996 as compared to 12% in fiscal 1995 and 4% in the fiscal year ended June 30, 1994 ("fiscal 1994").
                  Domestic commercial sales for fiscal 1996 decreased to $2,295,989 compared to $2,685,000 for fiscal 1995. The decrease in domestic commercial sales can be accounted for by a reduction in the previous year's domestic commercial orders combined with the Company's increased emphasis on foreign commercial sales in fiscal 1996.

                  All of the Company's sales to unaffiliated customers are manufactured in and shipped from the United States. Export sales information appears below:

                                                                          For the Year Ended June 30,
                                                    ----------------------------------------------------------------------------
                                                          1996                          1995                          1994
                                                          ----                          ----                          ----
Export Sales:
        Australia                                   $    106,000                    $      --                     $      --
        Europe                                           662,000                        469,000                       453,000
        Far East                                       4,966,000                      2,299,000                       417,000
        Middle East                                       21,000                         36,000                        25,000
        North America                                    648,000                        313,000                          --
        Other                                             24,000                         15,000                        23,000
                                                    --------------                  -------------                 -------------
             TOTAL                                  $  6,427,000                    $ 3,132,000                   $   918,000

                  (h) Regulation. The United States Nuclear Regulatory Commission ("USNRC") imposes controls on the handling of nuclear materials, including disposal of material waste and toxic material discharge, as well as security against loss or theft of nuclear material and the protection of personnel in or near nuclear environments. The Company is subject to these regulations and has on staff a nuclear physicist who serves as the Company's radiation safety officer and supervises the Company's compliance. He is responsible for the preparation, updating and implementation of the Company Radiation Safety Handbook, a copy of which is on file with the USNRC. The USNRC periodically conducts spot inspections to determine compliance with its regulations and license requirements.
                  The Company considers the maintenance and upgrading of these controls as well as the maintenance of adequate storage facilities to be normal costs of business. The Company believes its current facilities and administrative procedures meet USNRC requirements.
                  The Company holds licenses granted by the USNRC for the receipt, use, storage and distribution of various radioisotope source materials used in its normal course of business.

Each of the licenses is for a term of five years. Prior to their expiration, two licenses were renewed for an additional five year term. The expiration dates of the licenses are: April 30, 2000; September 30, 2000; January 31, 2001; November 30, 2002; October 31, 2004.
                  Radiac (radiation detection, identification and computation) instruments for military use constitute a portion of the Company's foreign sales. Approval by the Office of Munitions Control of the United States Department of State is required prior to the issuance of an export license for such instruments. The Office of Munitions Control can impose certain restrictions on the sale of these instruments.
                  (i) Research and Development. The Company has a six person staff consisting of electronics engineers, nuclear physicists and computer programmers who perform research and development activities for the Company. This group spends from 80% to 85% of its time on a project basis in development of special products for customers and new and improved products for the Company's own product lines.
                  The Company expended $1,096,206 on research in fiscal 1996 compared to $1,052,718 and $1,013,798 in fiscal years 1995 and 1994, respectively. Customer-sponsored research accounted for $97,382 in fiscal 1996, $187,854 in fiscal 1995 and $244,940 in fiscal 1994.
                  (j) Personnel. At September 1, 1996, the Company had a total of 177 full-time employees, consisting of 106 employees at the Company's Warrington, Pennsylvania location and 71 employees at the Company's Dover, New Jersey location. Of these employees, 80 are engineering and production workers and the balance are officers, managers, clerical personnel and indirect labor. None of the Company's employees are represented by a labor union.

Item 2.           Properties.
                  On March 23, 1981, the Company purchased a building at 125 Titus Avenue, Warrington, Pennsylvania for use as the Company's headquarters and as a manufacturing facility. The building, which is located on a three-acre site, originally contained approximately 29,000 square feet with approximately 8,000 square feet reserved for offices and engineering laboratories and 21,000 square feet for manufacturing facilities. During fiscal 1996, the Company completed construction of a 20,000 square foot addition to the Warrington facility to accommodate increased space requirements and to provide space for anticipated growth. See "Liquidity and Capital Resources" under Item 7.
                  On January 15, 1982, the Company leased 38,000 square feet of space on the second floor of a building on Richboynton Road in Dover, New Jersey, to be used for offices, engineering laboratories and manufacturing facilities. The lease term was for a period of ten years with a five-year renewal option. Effective March 1, 1992, the Company exercised the renewal option. See Note 9 to the Consolidated Financial Statements.
                  The Company believes that its properties are adequate to meet its current requirements.
Item 3.           Legal Proceedings.
                  In September 1995, the Company's management ("Management") was notified that the LLC, Mark A. Sitcoske and a company controlled by Mr. Sitcoske, Measurement Dynamics, Inc., had been named as co-defendants in a suit filed on September 7, 1995 in the Superior Court of the State of Rhode Island by Hanna Manufacturing, Inc. ("Hanna"), a Rhode Island Company that previously employed Mr. Sitcoske. The suit alleges that the defendants acted in violation of an existing employment and non-compete agreement between Hanna and Mr. Sitcoske and seeks to enjoin Mr. Sitcoske from his continued employment with the LLC and to obtain damages; however, Hanna has not yet sought a hearing to obtain injunctive relief. The matter is now in discovery and Management expects that the resolution of this matter will have no material impact on the Company.
Item 4.           Submission of Matters to a Vote of Security Holders.
                  Not applicable.

                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related
Stockholder Matters.
                  There is no established public trading market for the common stock of the Company.
                  As of June 30, 1996, the Company had approximately 1,725 shareholders of record.
                  The Company did not pay any dividends in fiscal years 1996 and 1995 and does not anticipate paying dividends in the foreseeable future.

Item 6.  Selected Financial Data.

                                                      For the Fiscal Year Ended June 30,
                     --------------------------------------------------------------------------------------------------------

                            1996                 1995                  1994               1993                 1992
                     -------------------  ------------------     ---------------   -------------------  -------------------
Net Sales            $        25,100,604  $       27,051,737     $ 20,852,694        $     22,201,291      $    22,121,505

Net Income           $         1,618,467  $        1,278,476          622,353(1)     $        395,179      $       775,764

Net Income
Per Common
Share                $             46.09  $            38.25     $      19.69        $          12.84      $         25.74

Total
Assets               $        13,763,440  $       11,392,003(2)  $ 11,024,694        $     10,296,249      $     9,157,826

Long-term
Debt                 $           141,667  $          379,131     $    738,870        $        913,680      $       799,301

Dividends
Declared,
Per Common
Share                $                 0  $                0     $            0      $              0      $             0


(1) During fiscal 1994, the final settlement of the Company's insurance claim related to the partial roof collapse at the Dover Division in March 1993 resulted in a recorded gain of $323,209. See Note 1 to the Consolidated Financial Statements.

(2) Certain items in the 1995 financial statements have been reclassified to conform with their 1996 presentation.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
Liquidity and Capital Resources
                  During fiscal 1996, reductions in accounts receivable of $1,254,016 combined with an increase in accrued expenses and payroll taxes of $273,294 were the factors which affected the cash provided by operating activities. The decrease in accounts receivable can be accounted for primarily by substantially higher shipments to the government in the last quarter of fiscal 1995 as compared to fiscal 1996. The increase in accrued expenses and payroll taxes is primarily a result of increased commission expenses. Increases in costs and estimated earnings in excess of billings on uncompleted contracts of $1,436,654 and inventory of $880,449 combined with a decrease in accounts payable of $661,568 partially offset cash provided by operating activities for fiscal 1996. The costs and estimated earnings in excess of billings on uncompleted contracts resulted primarily from the Company's use of the percentage of completion method for income recognition of several multi-year contracts. The increase in the inventory can be attributed primarily to shipments on a government contract which occurred in the first quarter of fiscal 1997.
                  The Company made capital expenditures in fiscal 1996 in the aggregate amount of $450,772 to purchase manufacturing and computer equipment and to make certain expenditures associated with patents. Additionally, $618,377 was expended on the 20,000 square foot addition to the Company's Warrington facility. Cash provided by financing activities for fiscal 1996 increased to $1,345,531 as a result of proceeds from the line of credit in the amount of $1,475,000 and proceeds on long-term debt in the amount of $300,000 partially offset by payments on long-term debt of $417,032.
                  During fiscal 1996, the Company increased its working capital line of credit to the maximum amount of $5,000,000 of which $3,325,000 was outstanding at June 30, 1996. The interest rate on this line of credit is payable at the prime rate (8.25% at June 30, 1996) of the Company's lender (the "Bank") plus 0.5%. The line of credit is secured by accounts receivable, inventory, certain real property, assignment of a letter of credit confirmed and negotiated by the Bank and a nonrecourse surety agreement executed by Earl M. Pollock, the Company's Chairman and President, and Dorothy S. Pollock, the Company's Secretary and a director, for $1,000,000 secured by a pledge of 8,476 shares of their Company stock. The maximum amounts available for advances under this line of credit are limited as follows:

                  $3,500,000 - November 7, 1994 through December 31, 1995
                  $5,000,000 - January 1, 1996 through December 31, 1996
                  $3,500,000 - January 1, 1997 through June 30, 1997
                  $3,000,000 - July 1, 1997 through December 31, 1997
                  The Company also has a long-term note with the Bank at an interest rate of 7.95%. The note is collateralized by the Company's accounts receivable, inventory and property, plant and equipment. The principal balance of this loan at June 30, 1996 was $332,855. See Note 6 to the Consolidated Financial Statements.
                  During fiscal 1996, the Company entered into a $300,000 term loan agreement with the Bank. The note is payable in monthly installments of $8,334 plus interest at 8.25%, commencing one month after the first advance to the Company. The note is collateralized by accounts receivable, inventory, property, plant and equipment, assignment of a letter of credit confirmed and negotiated by the Bank and the aforementioned nonrecourse surety agreement for $1,000,000 executed by Earl and Dorothy Pollock which is secured by the aforementioned pledge of 8,476 shares of their Company stock. The purpose of the loan was to assist in financing the construction of the addition to the Company's facility in Warrington, Pennsylvania. The principal balance of this loan at June 30, 1996 was $241,666.
                  The Company believes that funds from operations and amounts available under its present credit facilities will be sufficient to satisfy the Company's operating cash requirements for the foreseeable future.


Results of Operations
                  Fiscal 1996 Compared with Fiscal 1995
                  Sales for fiscal 1996 decreased to $25,100,604 from $27,051,737 for fiscal 1995. The decrease in sales in fiscal 1996 is primarily due to the completion of several government contracts. However, the Company's aggressive marketing efforts in foreign markets have resulted in an increase in foreign sales of 105% from $3,132,000 in fiscal 1995 to $6,427,000 in fiscal 1996.
                  Income from operations increased to a record $2,312,394 in fiscal 1996 from $2,034,346 in fiscal 1995. The increase in income from operations was primarily due to an increase in shipments of a particular product line with higher gross margins (which resulted in a more favorable product mix) which was partially offset by an increase in selling and administrative expenses. Gross profit as a percentage of sales increased to 27.06% for fiscal 1996 as compared to 20.07% for fiscal 1995.
                  Selling and administrative expenses increased $994,761 to $3,027,078 in fiscal 1996. The increase was primarily due to increased commission expenses and costs associated with the LLC. As a percentage of sales, selling and administrative expenses increased to $12.06% for fiscal 1996 as compared to 7.51% for fiscal 1995.
                  The Company has continued its practice of reinvesting part of its earnings to develop new technologies and new applications of its existing technologies in an effort to create new business opportunities. Research and development expenses increased $43,488 to $1,096,206 for fiscal 1996. The amount of research and development expenses funded internally from new product development was $998,824 in fiscal 1996, compared to $864,864 in fiscal 1995. As a percentage of sales, research and development expenses increased to 4.37% for fiscal 1996 as compared to 3.89% for fiscal 1995.

                  Interest expenses increased $48,650 to $357,396 for fiscal 1996 as a result of higher borrowings and related costs associated with letters of credit for several multi-year contracts.
                  The effective tax rate increased from 38% in fiscal 1995 to 40% in fiscal 1996.
                  FAS 106 - Post Retirement Benefits Other than Pensions and FAS 109 - Accounting for Income Taxes have been issued and are effective for the years beginning after December 15, 1992. In the opinion of Management, the adoption of these pronouncements has not had a material effect on the Company's financial position or its results of operations.
                  Fiscal 1995 Compared with Fiscal 1994
                  Sales for fiscal 1995 increased to a record $27,051,737 from $20,852,694 in fiscal 1994. The increase in sales in fiscal 1995 was primarily due to the resumption of the Company's ability to operate at normal shipping levels as compared to the prior year when the partial roof collapse at the Company's Dover Division facility prevented the Company from maintaining normal shipping levels. Additionally, as a result of increased marketing efforts in foreign markets, foreign sales increased 11.58% to $3,132,000 in fiscal 1995 as compared to $918,000 in fiscal 1994.
                  Income from operations increased to $2,034,346 in fiscal 1995 from $672,754 in fiscal 1994. The increase in income from operations was primarily due to an increase in gross profit which was partially offset by an increase in selling and administrative expenses. Gross profit as a percentage of sales increased to 20.07% for fiscal 1995 compared to 17.62% for fiscal 1994. The increase in gross profit as a percentage of sales is attributed to the Company's ability to operate at normal shipping levels combined with increased shipments of products with higher gross margins.
                  Selling and administrative expenses increased $306,424 to $2,032,317 in fiscal 1995. The increase was primarily due to increased marketing expenses, commission expenses and costs related to negotiating an enhancement of the Company's credit facility. As a percentage of sales, selling and administrative expenses decreased to 7.51% for fiscal 1995 as compared to 8.28% for fiscal 1994.
                  During fiscal 1995, the Company continued its practice of reinvesting part of its earnings to develop new technologies and new applications of its existing technologies in an effort to create new business opportunities. Research and development expenses increased $38,920 to $1,052,718 for fiscal year 1995. $864,864 was internally funded from new product development in fiscal 1995 compared to $768,858 for fiscal 1994. As a percentage of sales, research and development expenses decreased to 3.89% for fiscal 1995 as compared to 4.86% for fiscal 1994. The decrease was primarily due to the fact that all programming costs were fully amortized as of June 30, 1994. See Note 4 to the Consolidated Financial Statements.
                  Interest expenses increased $46,147 to $308,746 for fiscal 1995 as a result of higher interest rates and related costs associated with letters of credit for a multi-year contract.
                  The effective tax rate of 38% remained unchanged from fiscal 1994 to fiscal 1995.
                  FAS 106 - Post Retirement Benefits Other than Pensions and FAS 109 Accounting for Income Taxes have been issued and are effective for the years beginning after

December 15, 1992. In the opinion of Management, the adoption of these pronouncements has not had a material effect on the Company's financial position or its results of operations.
Item 8.           Financial Statements and Supplementary Data.
                  The financial statements are listed under Item 14 in this Report on Form 10-K.
Item 9.           Disagreements on Accounting and Financial Disclosure.
                  None.
                                    PART III
Item 10.          Directors and Executive Officers of the Registrant.
                  Directors and officers of the Company are elected for a term of one year and until their successors are elected and qualified. The Company's directors and executive officers, and their business experience during the past five years, are as follows.
                  Earl M. Pollock, age 77, has been Chairman, President and Chief Executive Officer of the Company for more than five years.
                  Dorothy S. Pollock, age 67, is the wife of the President and has been a Director and Secretary of the Company for more than five years. Mrs. Pollock takes no active role in the operation of the business.
                  Charles H. Sulzberger, Jr., age 69, was elected a Director of the Company on August 10, 1981. Mr. Sulzberger was employed by Lincoln Bank (since merged with Continental Bank, Norristown, Pennsylvania) from 1973 to 1984, at which time he held the position of Vice President. He is currently engaged in private investment counseling.
                  Mark S. Pollock, age 37, was appointed Treasurer and Chief Financial Officer in May 1988. Mr. Pollock had been the Controller of the Corporation since November 1987. Mr.

Pollock is a Certified Public Accountant. Mr. Pollock is the nephew of Earl and Dorothy Pollock.
                  Harold J. Cooley, age 62, was appointed Senior Vice President of Operations in 1988. Mr. Cooley had been the Vice President of Technical Support since November 1983
                  Compliance with Section 16(a) of the Securities Exchange Act of 1934
                  Section 16(a) of the Securities Exchange Act of 1934 (the "Act"), and the regulations thereunder, requires the Company's officers and directors and persons who own more than 10% of the registered class of the Company's equity securities (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company's review of the copies of these reports received by it, and written representations received from reporting persons, the Company believes that all filings required to be made by the reporting persons for the period July 1, 1995 through June 30, 1996 were made on a timely basis.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

                  The following table provides certain summary information concerning compensation paid or accrued by the Company, for its fiscal year ended June 30, 1996, to or on behalf of the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company (the Company had only three executive officers during fiscal 1996).

                                                        SUMMARY COMPENSATION TABLE

                                                                                              Long Term Compensation
                                                                                      ------------------------------------------
                                                    Annual Compensation                             Awards             Payouts
                                     ----------------------------------------------------------------------------------------------
   (a)                   (b)            (c)              (d)              (e)               (f)             (g)          (h)

                                                                      Other Annual      Restricted                     LTIP
Name and                                                              Compensation      Stock            Options       Payouts
Principal Position       Year         Salary ($)        Bonus ($)          ($)          Award(s) ($)     SARs (#)      ($)
- ------------------       ----         ----------        ---------     ------------      -------------------------------------------
Earl M. Pollock          1996         $226,622            -0-            -0-                -0-            -0-          -0-
 Chairman of the         1995         $229,546            -0-            -0-                -0-            -0-          -0-
  Board, President       1994         $217,317            -0-            -0-                -0-            -0-          -0-
  and Chief
  Executive Officer

Harold J. Cooley         1996         $225,514       $ 45,414            -0-                -0-            -0-          -0-
 Senior Vice             1995         $280,198            -0-            -0-                -0-            -0-          -0-
  President,             1994         $260,881       $ 15,000            -0-                -0-            -0-          -0-
  Operations

Mark S. Pollock          1996         $106,212            -0-            -0-                -0-            -0-          -0-
 Treasurer and           1995         $ 96,065            -0-            -0-                -0-            -0-          -0-
  Chief Financial        1994         $ 79,615       $ 25,000            -0-                -0-            -0-          -0-
  Officer
===================================================================================================================================

===================================================================================================================================

                                 (Broken Table)


   (a)                          (i)

                             All Other
Name and                     Compensa-
Principal Position            tion ($)
- ------------------         --------------

Earl M. Pollock                 $ -0-
 Chairman of the                $ -0-
  Board, President              $ -0-
  and Chief
  Executive Officer

Harold J. Cooley                $17,384*
 Senior Vice                    $ -0-
  President,                    $ -0-
  Operations

Mark S. Pollock                 $ -0-
 Treasurer and                  $ -0-
  Chief Financial               $ -0-
  Officer
============================================

============================================

* Payments for accrued, unused vacation time.

Option Holdings

                  The following table provides information regarding Company options held by the Company's named executive officers at the end of the Company's most recent fiscal year (such officers did not exercise any options during the most recent fiscal year).


                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                              AND FY-END OPTION VALUES


                                                                            Number of Unexercised
                                                                            Options/SAR at Fiscal         Value of Unexercised
                                                                                 Year-End (#)            In-the-Money Options/SARs
                          Shares Acquired                                      (#) Exercisable/          at Fiscal Year-End ($)(1)
       Name               on Exercise (#)        Value Realized ($)              Unexercisable           Exercisable/Unexercisable
- -------------------       ---------------        ------------------          ---------------------       -------------------------
Earl M. Pollock(2)              -                        -                            -0-                            -

Harold J. Cooley                -                        -                         2,150/600                  406,263/61,692

Mark S. Pollock                 -                        -                           600/400                   96,832/41,128

========================  =====================  ======================  ============================ ==============================

========================  =====================  ======================  ============================ ==============================

(1) There is no trading market for the Company's securities. The fair market value of the Company's Common Stock is determined by the book value of the Company's Common Stock. On June 30, 1996, the book value of the Company's Common Stock was $263.10 per share.

(2) See Item 13 "Certain Relationships and Related Transactions" for a description of warrants for the purchase of the Company's Common Stock that were granted to Earl M. Pollock in connection with and as partial consideration for a loan to the Company by Mr. Pollock and the execution of a nonrecourse surety agreement by Mr. Pollock as security for the Company's credit facilities.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

                  On July 1, 1995, the Company entered into a seven-year employment agreement with Harold J. Cooley. Pursuant to the employment agreement, Mr. Cooley is presently entitled to receive base compensation at the annual rate of $225,992. In addition, at the end of each fiscal year Mr. Cooley is eligible for a bonus based on certain performance-based criteria. In the event that the Company terminates Mr. Cooley's employment without cause, the Company is required to continue to pay Mr. Cooley's base compensation, determined in accordance with the agreement, for the full term of the agreement. In the event that Mr. Cooley's employment is terminated due to death, the Company is required to continue to make all payments otherwise payable pursuant to the agreement to Mr. Cooley or his beneficiary, as applicable, for a period of one year following his death. If Mr. Cooley's employment is terminated due to disability, the Company's sole obligation is to pay Mr. Cooley's last full year's base compensation for one year following termination due to disability.

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

COMPENSATION OF DIRECTORS

                  Charles H. Sulzberger receives a fee of $500 per meeting of the Board of Directors that he attends. During the fiscal year ended June 30, 1996, the Company paid fees in the aggregate amount of $1,000 to Mr. Sulzberger.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

                  The following table sets forth, as of June 30, 1996, the number of shares of common stock owned beneficially by all persons known to the Company who are the beneficial owners of more than 5% of the Company's Common Stock, by all directors of the Company and by all directors and officers of the Company as a group.

                                  Amount and Nature of                Percent
Beneficial Owner(1)             Beneficial Ownership (2)             of Class
- -------------------             ------------------------             --------
Earl M. Pollock                      15,751       (3)                 43.5%
Dorothy S. Pollock                    7,751       (4)                 27.5%
Harold J. Cooley                      2,327       (5)                  7.6%
Mark S. Pollock                       2,406       (6)                  8.3%
Charles H. Sulzberger, Jr.            1,896                            6.7%
Directors and officers as            30,131 (3)(5)(6)                 76.9%
a group (5 persons)

- -----------------

(1) The address of each of the persons listed above is 125 Titus Avenue, Warrington, Pennsylvania 18976.

(2) Based on information furnished to the Company by the directors and officers of the Company, these persons hold sole voting and dispositive power with respect to the shares of stock owned by them as of June 30, 1996.

(3) Includes 8,000 shares issuable upon exercise of warrants. Does not include shares owned by his wife, Dorothy S. Pollock, as to which Mr. Pollock disclaims beneficial ownership.

(4) Does not include shares owned by her husband, Earl M. Pollock, as to which Mrs. Pollock disclaims beneficial ownership.

(5) Includes 2,300 shares that Mr. Cooley has the option to purchase, 2,150 of which are currently exercisable and 150 of which will become exercisable on November 8, 1996. Excludes an aggregate of 450 shares issuable upon exercise of options held by Mr. Cooley that are not exercisable within 60 days.

(6) Includes an aggregate of 700 shares issuable upon the exercise of options granted to Mark S. Pollock, 600 of which are currently exercisable and 100 of which become exercisable on November 8, 1996; also includes 1,681 shares owned by his father's estate, of which he is a co-executor, as to which shares he disclaims beneficial ownership. Excludes an aggregate of 300 shares issuable upon exercise of options held by Mark S. Pollock which are not exercisable within 60 days.

                                     PART IV
Item 13.          Certain Relationships and Related Transactions.
                  In connection with and as partial consideration for a loan from the Company's President, Earl M. Pollock, which loan was repaid in fiscal 1993, the Company issued to Earl M. Pollock in March 1989 warrants for the purchase of 5,000 shares of the Company's common stock exercisable in 1,000 share multiples at $100 per share. The warrants initially were to expire on March 31, 1994 but, as a result of an amendment in July 1991, now expire on March 31, 2004. In November 1994, in connection with and as partial consideration for a nonrecourse surety agreement executed by Earl M. Pollock as security for the Company's credit facilities, the Company issued to Mr. Pollock warrants for the purchase of 3,000 shares of the Company's common stock exercisable in 1,000 share multiples at $160.28 per share. The warrants expire on November 8, 2004. None of the warrants issued to Earl M. Pollock have yet been exercised. See Note 12 to the Consolidated Financial Statements.


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

                    2.  Consolidated Financial Statement Schedules:

                         Not applicable.

                    3.  Reports on Form 8-K.

                         During the fiscal year ended June 30, 1996, the Company has not filed any Reports on Form 8-K.

                    4.  Exhibits:

Exhibit
Number              Description of Exhibits.

 3(a) Articles of Incorporation (incorporated herein by reference to Exhibit 1 to the Company's Form 10 filed on April 15,
                    1981).

Exhibit
Number              Description of Exhibits.

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

Exhibit
Number              Description of Exhibits.

10(j) Amended note issued to Earl Pollock (incorporated herein by reference to Exhibit 10(k) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(k) Line of Credit Agreement between Bucks County Bank and Trust Company and the Company, dated November 7, 1994 (incorporated herein by reference to Exhibit 10(k) to the Company's Report on Form 10-K for fiscal 1995).

10(l) Demand Note, dated November 7, 1994, of the Company in favor of Bucks County Bank and Trust Company (incorporated herein by reference to Exhibit 10(l) to the Company's Report on Form 10-K for fiscal 1995).

10(m) Open-End Mortgage dated November 7, 1994 by the Company in favor of Bucks County bank and Trust Company (incorporated herein by reference to Exhibit 10(m) to the Company's Report on Form 10-K for fiscal 1995).

10(n)* Warrant issued to Earl M. Pollock dated November 8, 1994 (incorporated herein by reference to Exhibit 10(n) to the Company's Report on Form 10-K for fiscal 1995).

10(o)* Employment Agreement, dated June 27, 1995, by and between the Company and Harold J. Cooley (incorporated herein by reference to Exhibit 10(o) to the Company's Report on Form 10-K for fiscal 1995).

10(p) Operating Agreement of Measurement Dynamics LLC, a New Jersey limited liability company, dated July 12, 1995, by and between the Company, Mark Sitcoske and Ernest W. DeLany (incorporated herein by reference to Exhibit 10(p) to the Company's Report on Form 10-K for fiscal 1995).

11                  Computation of earnings per share.

21 The Company's three subsidiaries are NRC Acquisition Corp., a Pennsylvania corporation; Northeast Nuclear, Ltd., a Virgin Islands corporation; and Measurement Dynamics LLC, a New Jersey limited liability company.

27                  Financial Data Schedule
- -----------------------
           *Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

           THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K CONTAINS INFORMATION THAT IS FORWARD LOOKING, SUCH AS INFORMATION RELATING TO

FUTURE SALES AND SHIPMENTS, INCOME FROM OPERATIONS, BACKLOG ORDERS TO BE FILLED DURING FISCAL 1997, CAPITAL EXPENDITURES, AVAILABILITY OF MATERIALS AND COMPONENTS, ADEQUACY OF CASH AVAILABLE FROM THE COMPANY'S OPERATIONS AND CREDIT FACILITIES AND THE IMPACT ON THE COMPANY OF THE OUTCOME OF CERTAIN LITIGATION DESCRIBED HEREIN. SUCH FORWARD LOOKING INFORMATION INVOLVES IMPORTANT RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY AFFECT EXPECTED RESULTS IN THE FUTURE FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY, OR ON BEHALF OF, THE COMPANY. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, UNCERTAINTIES RELATING TO ECONOMIC CONDITIONS, ACQUISITIONS AND DIVESTITURES, GOVERNMENT AND REGULATORY POLICIES, THE PRICING AND AVAILABILITY OF EQUIPMENT, MATERIALS AND PROGRAMMING, TECHNOLOGICAL DEVELOPMENTS AND CHANGES IN THE COMPETITIVE ENVIRONMENT IN WHICH THE COMPANY OPERATES.

                                   SIGNATURES
           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 30, 1996.

                                              NUCLEAR RESEARCH CORPORATION


                                              By:    /s/ Earl M. Pollock
                                                  ----------------------------
                                                  Earl M. Pollock, President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 30, 1996.

  /s/ Earl M. Pollock
- -----------------------------------
Earl M. Pollock, Chairman of the
Board and President (Principal
Executive Officer)



  /s/ Mark S. Pollock
- ------------------------------------
Mark S. Pollock, Treasurer and
Chief Financial Officer (Principal
Financial and Accounting Officer)



  /s/ Dorothy S. Pollock
- ------------------------------------
Dorothy S. Pollock, Director



  /s/ Charles H. Sulzberger, Jr.
- ------------------------------------
Charles H. Sulzberger, Jr., Director

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

         Consolidated Statements of Operations                 F-3

         Consolidated Balance Sheets                           F-4

         Consolidated Statements of Cash Flows                 F-5

         Consolidated Statements of Stockholders' Equity       F-6

         Notes to Consolidated Financial Statements            F-8

SMG
- -------------------------------------------------------------------------------
SCHMELTZER . MASTER & GORSKY

Professional Corporation                                 Richard A. Schmeltzer, CPA          Craig L. Alberts, CPA
Certified Public Accountants/Business Consultants        Harold A. Gorsky, CPA               Roger J. Davis, CPA
400 Greenwood Avenue                                     Mark A. Master, CPA                 Stephen F. Raab, CPA
Wyncote, PA 19095-1897                                   Gary S. Master, CPA                 John P. Wiaziwsky, CPA
(215) 572-7100  FAX (215) 572-5048                       Neal H. Keitz, CPA

To the Board of Directors
Nuclear Research Corporation
Warrington, Pennsylvania

                          Independent Auditors' Report

               We have audited the accompanying consolidated balance sheets of Nuclear Research Corporation and Subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuclear Research Corporation and Subsidiaries as of June 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

                                          SCHMELTZER, MASTER & GORSKY, P. C.

                                          /s/ Schmeltzer Master & Gorsky P.C.
                                          ------------------------------------
                                          Certified Public Accountants



Wyncote, Pennsylvania
September 16, 1996

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                                                       1996               1995               1994
                                                                    -----------         -----------        -----------

NET SALES (Note 10)                                                 $25,100,604         $27,051,737        $20,852,694


COST OF SALES                                                        18,307,530          21,623,610         17,177,650
                                                                    -----------         -----------        -----------


GROSS PROFIT                                                          6,793,074           5,428,127          3,675,044


SELLING AND ADMINISTRATIVE EXPENSES                                   3,027,078           2,032,317          1,725,893


RESEARCH AND DEVELOPMENT EXPENSES (Note 1)                            1,096,206           1,052,718          1,013,798


INTEREST EXPENSE                                                        357,396             308,746            262,599
                                                                    -----------         -----------        -----------


INCOME FROM OPERATIONS                                                2,312,394           2,034,346            672,754


OTHER INCOME
     Insurance settlement (Notes 1 and 11)                                  -                   -              323,206
     Miscellaneous                                                       41,764              12,252              6,615
     Interest                                                             5,922               5,778              1,132
                                                                    -----------         -----------        -----------

                  Other income                                           47,686              18,030            330,953
                                                                    -----------         -----------        -----------

INCOME BEFORE MINORITY INTEREST                                       2,360,080           2,052,376          1,003,707

MINORITY INTEREST IN LOSS OF CONSOLIDATED
 SUBSIDIARY                                                             316,427                -               -
                                                                    -----------         -----------        -----------


INCOME - before income taxes                                          2,676,507           2,052,376          1,003,707

       Less: taxes on income (Note 11)                                1,058,040             773,900            381,354
                                                                    -----------         -----------        -----------


NET INCOME                                                          $ 1,618,467         $ 1,278,476        $   622,353
                                                                    ===========         ===========        ===========



PRIMARY EARNINGS PER SHARE (Note 1)                                 $     46.09         $    38.25         $     19.69
                                                                    ===========         ==========         ===========





                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995


                                                            1996          1995
                                                       ------------     --------
                                      ASSETS
CURRENT ASSETS
     Cash (Note 1)                                   $   174,737    $    66,905
     Accounts receivable (Notes 1, 5, and 6)           2,872,304      4,126,320
     Inventory (Notes 1, 2, 5, and 6)                  4,613,074      3,732,625
     Prepaid expenses and other current assets           260,259        165,715
     Costs and estimated earnings in excess of
      billings on uncompleted contracts (Note 1)       3,170,206      1,733,552
                                                     -----------    -----------
                  Total current assets                11,090,580      9,825,117

PROPERTY, PLANT AND EQUIPMENT - Net
     (Notes 1, 3, 5, and 6)                            2,067,531      1,405,459

OTHER ASSETS
     Intangible assets, net (Note 1)                     539,917        136,476
     Other                                                65,412         24,951
                                                     -----------    -----------
                  Total other assets                     605,329        161,427
                                                     -----------    -----------

TOTAL ASSETS                                         $13,763,440    $11,392,003
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings (Note 5)                  $3,325,000     $ 1,850,000
     Current portion of long-term debt (Note 6)         484,474         364,041
     Accounts payable                                   893,314       1,554,882
     Accrued expenses                                 1,001,480         689,350
     Accrued payroll and payroll taxes                  235,967         274,803
     Taxes payable - on income (Note 11)                156,145         457,055
                                                     ----------     -----------
                  Total current liabilities           6,096,380       5,190,131

LONG-TERM DEBT (Note 6)                                 141,666         379,131

DEFERRED INCOME TAXES (Note 11)                          27,734          28,504

MINORITY INTEREST IN EQUITY OF CONSOLIDATED
 SUBSIDIARY                                              84,956             -

COMMITMENTS AND CONTINGENCY (Note 9)

STOCKHOLDERS' EQUITY
     Common stock
       Stated value $5 per share, with 60,000
       shares authorized, 31,873 shares issued,
       and 28,175 shares outstanding                    159,365         159,365
     Additional paid-in capital                         517,010         517,010
     Retained earnings                                6,798,682       5,180,215
     Less:  treasury stock, 3,698 shares at cost        (62,353)        (62,353)
                                                    -----------     -----------
                  Total stockholders' equity          7,412,704       5,794,237
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $13,763,440     $11,392,003
                                                    ===========     ===========

                 See Notes to Consolidated Financial Statements
                                       F-4

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                                                       1996                1995                1994
                                                                    -----------         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                         $ 1,618,467         $ 1,278,476        $   622,353
 Adjustments to reconcile net income to
  net cash provided by (used by) operating
  activities:
     Deferred income taxes                                                 (770)               (770)            29,274
     Depreciation and amortization                                      428,008             388,699            468,712
     Gain on disposition of property and
      equipment                                                          (4,000)                -              (74,241)
     Minority interest in loss of consolidated
      subsidiary                                                       (316,427)                -                  -
     (Increase) decrease in:
         Accounts receivable                                          1,254,016            (365,542)          (778,545)
         Other receivable                                                   -               695,335           (283,515)
         Inventory                                                     (880,449)          1,494,431            135,125
         Prepaid taxes - on income                                          -                   -              249,427
         Prepaid expenses and other assets                              (94,544)           (144,235)           (16,736)
         Costs and estimated earnings in
          excess of billings on uncompleted
          contracts                                                  (1,436,654)         (1,733,552)               -
     Increase (decrease) in:
         Accounts payable                                              (661,568)           (425,164)           378,420
         Accrued expenses and payroll taxes                             273,294            (417,727)           134,527
         Taxes payable - on income                                     (300,910)            350,804            106,251
                                                                    -----------         -----------        -----------

NET CASH PROVIDED BY (USED BY) OPERATING
     ACTIVITIES                                                        (121,537)          1,120,755            971,052
                                                                    -----------         -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                            (1,069,149)           (343,427)          (149,737)
     Proceeds from sale of equipment                                      4,000                 -                  -
     Increase in other assets                                           (50,833)             (8,716)            (6,726)
                                                                    -----------         -----------        -----------

NET CASH USED BY INVESTING ACTIVITIES                                (1,115,982)           (352,143)          (156,463)
                                                                    -----------         -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds (payments) on line of credit                        1,475,000            (525,000)          (425,000)
     Proceeds of long-term debt                                         300,000                 -                  -
     Payments of long-term debt                                        (417,032)           (339,980)          (300,273)
     Other                                                              (12,617)                -                  -
                                                                    -----------         -----------        -----------

NET CASH PROVIDED BY (USED BY) FINANCING
 ACTIVITIES                                                           1,345,351            (864,980)          (725,273)
                                                                    -----------         -----------        -----------

NET INCREASE (DECREASE) IN CASH                                         107,832             (96,368)            89,316

CASH - beginning                                                         66,905             163,273             73,957
                                                                    -----------         -----------        -----------

CASH - ending                                                       $   174,737         $    66,905        $   163,273
                                                                    ===========         ===========        ===========

     SUPPLEMENTARY DISCLOSURES:
                  Interest paid                                     $   355,700         $   307,195        $   286,644
                                                                    ===========         ===========        ===========
                  Income taxes paid (refunded)                      $   889,935         $   434,171        $   (24,763)
                                                                    ===========         ===========        ===========

                 See Notes to Consolidated Financial Statements
                                       F-5

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994



                                                               Common Stock
                                                          ---------------------
                                                           Number
                                                          of Shares      Amount
                                                          ---------      ------

Balance at July 1, 1993                                     28,175    $ 159,365

     Net income for the year
        ended June 30, 1994                                    -             -
                                                          --------    ---------



Balance at June 30, 1994                                    28,175      159,365

     Net income for the year
        ended June 30, 1995                                    -             -
                                                          --------    ---------



Balance at June 30, 1995                                    28,175      159,365

     Net income for the year
        ended June 30, 1996                                    -             -
                                                          --------    ---------



Balance at June 30, 1996                                    28,175    $ 159,365
                                                          ========    =========

 Additional                                                       Total
  Paid-in             Retained             Treasury            Stockholders'
  Capital             Earnings              Stock                 Equity
- -----------          ----------           ----------           -------------

$   517,010          $3,279,386           $  (62,353)           $3,893,408


        -               622,353                   -                622,353
- -----------          ----------           ----------            ----------



    517,010           3,901,739              (62,353)            4,515,761


        -             1,278,476                   -              1,278,476
- -----------          ----------           ----------            ----------



    517,010           5,180,215              (62,353)            5,794,237


        -             1,618,467                   -              1,618,467
- -----------          ----------           ----------            ----------



$   517,010          $6,798,682           $  (62,353)           $7,412,704
===========          ==========           ==========            ==========



                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
- -------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Organization

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

              Principles of Consolidation

              The consolidated financial statements include the accounts of Nuclear Research Corporation, NRC Acquisition Corporation and Northeast Nuclear, Ltd., wholly-owned subsidiaries, and Measurement Dynamics LLC (MDLLC), owned 42% by Nuclear Research Corporation, hereafter referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation. Northeast Nuclear, Ltd. is a foreign sales corporation (FSC) and as such files its own corporate tax return (see Note 11). MDLLC is a limited liability company (LLC) and as such files its own partnership tax return.

              Use of Estimates

              Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from estimates that were used.

              Accounting for Contracts

              Substantially all of the Company's contracts are firm-fixed price. The units of delivery method (a modification of the percentage-of-completion method) recognizes as revenue the contract price of units delivered during a period and recognizes the costs allocable to the delivered units. Estimates of cost to complete are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profit resulting from such revisions are recorded in the accounting period in which the revisions are made. Losses on specific contracts are recorded by charging any amounts in excess of estimated realizable value to cost of sales as they are identified.

              The Company has a cost-plus-fixed-fee contract with the United States Government. The Company recognizes revenue on the contract on the basis of partial performance where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured.

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
- ------------------------------------------------------------------------------

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

              Contract costs include all direct material, direct labor and indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in estimated job profitability resulting from job performance, job conditions, claims, change orders, and settlements are accounted for in the period in which the changes occur.

              The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

              Costs, estimated earnings, and billings on uncompleted contracts at June 30 are summarized as follows:

                                                      1996          1995
                                                  -----------      -------
                 Costs incurred and
                    estimated earnings
                    on uncompleted contracts      $6,316,693     $1,733,552
                       Less: Billings to date      3,146,487            -
                                                  ----------     ----------
                                                  $3,170,206     $1,733,552
                                                  ==========     ==========

                 Included in accompanying balance sheet under the following caption:

                 Costs and estimated earnings
                     in excess of billings on
                     uncompleted contracts        $3,170,206     $1,733,552
                                                  ==========     ==========

              Cash

              The Company maintains cash at a financial institution headquartered in Philadelphia, Pennsylvania which may exceed federally insured amounts at times and which may at times significantly exceed balance sheet amounts due to outstanding checks.

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
- -------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Accounts Receivable

              Accounts receivable at June 30, consists of:
                                                     1996             1995
                                                   --------          -------

                   United States Government      $  777,137         $3,505,277
                   Commercial contracts             409,385            418,733
                   Foreign contracts              1,669,094            185,622
                   Unbilled receivables -
                     U. S. Government                16,688             16,688
                                                 ----------         ----------

                      Total                      $2,872,304         $4,126,320
                                                 ==========         ==========

              The Company does not provide an allowance for doubtful accounts because of the composition of its customer base, the use of irrevocable letters of credit for export sales and the lack of any significant uncollectible amounts in prior years.

              Insurance Settlement

              On March 15, 1993, a portion of the roof collapsed at the Company's Dover, New Jersey division resulting in the disruption of production at this facility. The property, inventory and business interruption losses resulting from the partial roof collapse were insured. The Company recorded a gain on the final settlement of the claim of $323,206 in 1994.

              Inventory

              Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost (principally last-in, first-out - LIFO) or market and include material, labor and factory overhead. Market represents the lower of replacement cost or estimated net realizable value (see Note 2). Inventoried costs relating to long-term contracts are stated at the actual production cost including factory overhead incurred to date, reduced by amounts identified with revenue recognized on delivered units. The costs attributed to delivered units under long-term contracts are based on the estimated average cost of all manufactured units.

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

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
- -------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Intangible Assets

              Intangible assets at June 30, consists of:    1996        1995
                                                           ------      ------

                Patents and trademarks, net              $ 142,988    $ 136,476
                Copyrights, net                              3,312          -
                Other, net                                 393,617          -
                                                         ---------    ---------
                                                         $ 539,917    $ 136,476
                                                         =========    =========

              The cost of the patents and trademarks are being amortized using the straight line method over their remaining useful lives, not to exceed seventeen years. Accumulated amortization was $74,943 at June 30, 1996 and $60,987 at June 30, 1995. Amortization expense amounted to $13,956, $12,261 and $10,978 in 1996, 1995 and 1994,
              respectively.

              The cost of the copyrights is being amortized using the straight line method over their remaining useful lives, which has been determined by management to be five years. Accumulated amortization and amortization expense was $368 as of and for the year ended June 30, 1996.

              Other intangible assets represent the assets contributed to MDLLC by the minority members of the LLC and include products, product ideas and various trade names. The assets are being amortized using the straight line method over their remaining useful lives, not to exceed nineteen years. Accumulated amortization and amortization expense was $20,383 as of and for the year ended June 30, 1996.

              Income Taxes

              Deferred taxes are recorded based upon differences between the financial statement and the tax basis of assets and liabilities. The primary temporary difference is the depreciation from the involuntary conversion of property related to the partial roof collapse at the Company's Dover, New Jersey facility in March, 1993 (see Note 11).

              Research and Development

              Research and development costs related to both present and future products are charged to operations as incurred. These costs amounted to $1,096,206, $1,052,718 and $1,013,798 in 1996, 1995
              and 1994, respectively. Customer-sponsored research accounted for $97,382, $187,854 and $244,940 in 1996, 1995 and 1994,
              respectively.

              Earnings Per Share

              Primary earnings per share amounts are based upon the weighted average number of common shares outstanding during the periods, including the common stock equivalents associated with stock options and warrants (see Note 12).

              The weighted average number of shares outstanding and stock equivalents amounted to 35,119, 33,422 shares and 31,605 shares for the years ended June 30, 1996, 1995, and 1994, respectively.

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
- -------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Reclassifications

              Certain items in the 1995 financial statements have been reclassified to conform with their 1996 presentation.

NOTE 2 - INVENTORY

              Inventory at June 30, consists of:
                                                         1996           1995
                                                     -----------    -----------
              Work-In-Process
                 United States Government
                   contracts                         $ 3,226,042    $ 4,748,683
                 Commercial contracts                    865,157        496,603
              Purchased and manufactured parts           521,875        637,739
                                                     -----------    -----------
                                                       4,613,074      5,883,025
                Less:  Progress payments on United
                     States Government contracts             -        2,150,400
                                                     -----------    -----------
                        Total                        $ 4,613,074    $ 3,732,625
                                                     ===========    ===========

              The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at June 30, 1996 and 1995, reported inventories would have been higher by $1,026,228 and $1,028,873, respectively. Reported net income for the year ended June 30, 1996 would have decreased by $1,617 ($.05 per share). Reported net income for the years ended June 30, 1995 and 1994 would have increased by $92,119 ($2.76 per share) and $80,012 ($2.53 per share), respectively. The proforma effect relating to the use of the FIFO method would have resulted in the following balances for the consolidated statements of operations presentation for the years ended June 30, 1996, 1995 and 1994:

                                                          1996               1995               1994
                                                      -----------        -----------        --------

              Gross profit                            $ 6,790,429        $ 5,583,242        $ 3,810,223
                                                      ===========        ===========        ===========
              Income from operations                  $ 2,309,749        $ 2,189,461        $   807,933
                                                      ===========        ===========        ===========
              Net income                              $ 1,616,850        $ 1,370,595        $   702,365
                                                      ===========        ===========        ===========

              In the year ended June 30, 1996, a reduction in inventory resulted in a liquidation of LIFO inventory carried at lower costs in prior years as compared with the cost of 1996 purchases. The effect of this liquidation was to increase net income by $96,663 ($2.75 per share).

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
- -------------------------------------------------------------------------------

NOTE 3 - PROPERTY, PLANT  AND EQUIPMENT

              Property, plant and equipment at June 30, consists of:

                                                       1996            1995
                                                   ------------     ---------
              Land and land improvements           $   79,207      $   79,207
              Building and improvements             1,352,404         740,804
              Equipment and furniture               3,070,928       2,664,410
              Leasehold improvements                  120,701         114,923
              Equipment held under capital leases     246,176         246,176
                                                   ----------      ----------
                                                    4,869,416       3,845,520
                Less:  accumulated depreciation
                         and amortization           2,801,885       2,440,061
                                                   ----------      ----------
                       Total                       $2,067,531      $1,405,459
                                                   ==========      ==========

              Depreciation and amortization expense amounted to $379,022, $373,334 and $346,582 in 1996, 1995 and 1994, respectively.

NOTE 4 - PROGRAMMING COSTS

              Programming costs represented software production costs. These costs were being amortized using the straight line method over a period of five years and were fully amortized in the year ended June 30, 1994. Accumulated amortization was $459,349 at June 30, 1994. Amortization expense amounted to $101,525 in 1994.

NOTE 5 - SHORT-TERM BORROWINGS

              The Company maintains a working capital line of credit in the maximum amount of $5,000,000, payable on demand of which $3,325,000 and $1,850,000 was outstanding at June 30, 1996 and
              1995, respectively. Interest is payable at the bank's prime rate (8.25% and 9% at June 30, 1996 and 1995, respectively) plus .5%. The line is secured by accounts receivable, inventory, certain real property, assignment of a letter of credit confirmed and negotiated by the bank and a nonrecourse surety agreement executed by the President and a director for $1,000,000 secured by a pledge of 8,476 shares of the Company's stock (see Notes 1, 2, and 3).

              Notwithstanding the availability under this line of credit of $5,000,000, the actual availability for advances under this line of credit is limited as follows:

                            $3,500,000 - November 7, 1995 - December 31, 1995
                            $5,000,000 - January 1, 1996 - December 31, 1996
                            $3,500,000 - January 1, 1997 - June 30, 1997
                            $3,000,000 - July 1, 1997 - December 31, 1997

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
- ------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT

              Long-term debt consists of the following:

                                                                                                 1996               1995
                                                                                               ----------         ---------
              Note payable - bank - payable in monthly installments of $28,292, including interest at 7.95%, collateralized by accounts
              receivable, inventory and property, plant and equipment, (see
              Notes 1, 2, and 3). Payments extend through June, 1997.                           $  332,855         $  631,299

              Note payable - bank - payable in monthly installments of $8,334 plus interest at 8.25%, collateralized by accounts receivable, inventory, property, plant and equipment, assignment of a letter of credit confirmed and negotiated by the bank and a nonrecourse surety agreement executed by the President and a director for
              $1,000,000 secured by a pledge of 8,476 shares of the Company's
              stock. Payments extend through November, 1998.                                       241,666               -

              Capital lease obligation - payable in monthly installments of $5,334 including interest at 7.2%, collateralized by certain equipment
              (see Note 9). Payments extend through May, 1997.                                      51,619            111,873
                                                                                                ----------         ----------
                                                                                                   626,140            743,172
                Less:  current portion                                                            (484,474)          (364,041)
                                                                                                ----------         ----------
                       Total long-term debt                                                     $  141,666         $  379,131
                                                                                                ==========         ==========

              The following schedule represents the annual obligations on long-term debt outstanding at June 30, 1996:

                            Year                            Amount
                            ----                            ------
                            1997                          $  484,474
                            1998                             100,000
                            1999                              41,666
                                                          ----------
                                    Total                 $  626,140
                                                          ==========

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
- -------------------------------------------------------------------------------

NOTE 7 - STATEMENT OF CASH FLOWS

              Supplementary information regarding non-
               cash investing and financing activities:

                                             1996           1995          1994
                                           --------       --------      -------

                Non-cash acquisition of
                 intangible assets          $414,000      $    -       $     -
                                            ========      ========     ========
                Disposition of fully
                 depreciated property and
                 equipment                  $    -        $ 12,721     $   -
                                            ========      ========     ========
                Non-cash acquisition of
                 property and equipment     $    -        $   -        $257,133
                                            ========      ========     ========
                Non-cash financing of
                 property and equipment     $    -        $   -        $182,892
                                            ========      ========     ========

NOTE 8 - RETIREMENT PLAN

              The Company sponsors a 401(k) retirement plan which is funded entirely by employee contributions and covers substantially all full-time eligible employees.

NOTE 9 - COMMITMENTS AND CONTINGENCY

              Lease Obligations

              The Company leases certain equipment under capital leases and administrative and manufacturing facilities under an operating lease which expires February, 1997. The leases generally provide that the Company pays the taxes, insurance and maintenance expenses related to the leased property.

              The following is a summary of equipment held under capital leases at June 30:
                                                            1996        1995
                                                          --------    ------
                 Machinery and equipment - cost           $246,176    $246,176
                   Less: accumulated amortization         (155,983)   (116,382)
                                                          --------    --------
                                                          $ 90,193    $129,794
                                                          ========    ========

              The minimum future rentals and lease payments under these leases as of June 30, 1996 are as follows:
                                                          Operating     Capital
                 Year ending June 30,                       Lease       Leases
                 --------------------                     ---------    --------
                       1997                               $ 39,344     $ 58,674

                 Total minimum lease payments
                   Less:  amount representing interest                   (7,055)
                                                                       --------
                 Present value of net minimum lease
                  payments                                             $ 51,619
                                                                       ========

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
- -------------------------------------------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCY (CONTINUED)

              Rent expense associated with operating leases amounted to $54,103, $59,022 and $57,680 in 1996, 1995 and 1994, respectively.

              Employment Agreements

              The Company has employment agreements with two officers which call for future minimum payments for each of the next five years and thereafter as follows:

                Years ending June 30,                    Amount
                ---------------------                   --------
                        1997                            $345,992
                        1998                            $345,992
                        1999                            $225,992
                        2000                            $225,992
                        2001                            $225,992
                        Thereafter                      $225,992

              Standby Letters of Credit

              The Company is contingently liable for standby letters of credit aggregating $1,178,750 as of June 30, 1996, as collateral for performance on long-term contracts and bids.

NOTE 10 - MAJOR CUSTOMERS AND EXPORT SALES

              Total sales in fiscal 1996 included 65.1% to various branches of the United States Department of Defense excluding sales to private contractors who in turn sell to the United States Government. Sales to the United States Department of Defense in 1995 and 1994 accounted for 78.5% and 78% of total sales, respectively.

              Export sales in U. S. dollars were as follows:

                                     1996             1995             1994
                                   ----------      ----------      ----------
                 Australia         $  106,000      $      -        $      -
                 Europe               662,000         469,000         453,000
                 Far East           4,966,000       2,299,000         417,000
                 Middle East           21,000          36,000          25,000
                 North America        648,000         313,000            -
                 Other                 24,000          15,000          23,000
                                   ----------      ----------      ----------
                  Total            $6,427,000      $3,132,000      $  918,000
                                   ==========      ==========      ==========

              The majority of export sales is secured by irrevocable letters of credit.

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
- -------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES

              Provision for income taxes consisted of the following:

                                            1996           1995         1994
                                         ----------     ----------   ----------
                  Federal:
                    Current              $  868,495     $  589,581   $  265,727
                    Deferred provision
                     (benefit)                 (708)          (708)      26,897
                  State:
                    Current                 190,315        185,089       86,353
                    Deferred provision
                     (benefit)                  (62)           (62)       2,377
                                         ----------     ----------   ----------

                          Total          $1,058,040     $  773,900   $  381,354
                                         ==========     ==========   ==========

              The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company:

                                            1996           1995         1994
                                         ----------     ----------   ----------
              Federal tax at statutory
               rate from continuing
               operations                $  910,012     $  697,808   $  341,260
              State income taxes, net
               of Federal benefit           125,608        122,159       88,730
              Other                         (10,245)         8,291       14,967
              Minority interest in loss
               of consolidated
               subsidiary                   107,585            -            -
              Research and development
               and other credits             (4,074)       (27,848)     (63,603)
              Federal tax savings
               attributable to foreign
               sales corporation            (70,846)       (26,510)        -
                                         ----------     ----------   ----------

              Provision for taxes
                  on income              $1,058,040     $  773,900   $  381,354
                                         ==========     ==========   ==========


              The tax effect of the following temporary difference gives rise to the deferred tax liability at June 30, 1996:

              Depreciation from the involuntary conversion of property $ 72,337
                                                                       ========

              Income taxes payable at June 30, 1996, 1995 and 1994 were $156,145, $457,055 and $106,251, respectively.

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
- -------------------------------------------------------------------------------

NOTE 12 - RELATED PARTY TRANSACTIONS

              Stock Option Plan

              The Company maintains an Incentive Stock Option and Non-Qualified Option Plan (the Plan). Pursuant to the terms of the Plan, 10,000 shares of the Company's common stock are reserved for issuance.

              The Plan provides for the granting of incentive stock options as defined under the Internal Revenue Code. Also under the Plan, non-qualified options may be granted to selected officers and employees. The Plan was effective October 29, 1990 and expires October 28, 2000. The exercise price is fair market value on the date of grant.

              Outstanding Stock Options

              Incentive stock options to purchase an aggregate amount of 1,500 shares were issued to three key employees and are exercisable at an aggregate rate of 300 shares per year beginning October 29, 1991. The exercise price is $90 per share.

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
                                                                    Non-
              Option shares                   Exercisable        Exercisable
              -------------                   -----------        -----------
              Outstanding, July 1, 1995            3,200              2,850
              Issued during year ended
              June 30, 1996                          -                  -
              Exercisable during year
              ended June 30, 1996                    810               (810)
                                                --------           --------
              Outstanding June 30, 1996            4,010              2,040
                                                ========           ========

              Exercisable June 30, 1996         $352,103
                                                ========

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
- -------------------------------------------------------------------------------

NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

              Stock Warrants

              The Company issued stock warrants to the President of the Company. The warrants are exercisable into 5,000 shares of the Company's stock in 1,000 share increments at a price of $100 per share. The warrants, which expire March 31, 2004, were outstanding at June 30, 1996, 1995 and 1994.

              The Company issued additional warrants during the year ended June 30, 1995 to the President that are exercisable into 3,000 shares of the Company's stock in 1,000 share increments at a price of $160.28 per share. The warrants, which expire November 8, 2004, were outstanding at June 30, 1996 and 1995.

Exhibit                                                                                                  Method of
Number                 Description of Exhibit                                                            Filing
- ------                 ----------------------                                                            ---------
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

10(e)                  Warrants issued to Earl Pollock dated March 30, 1989
                       (incorporated herein by reference to Exhibit 10-f to the Company's Report on Form 10-K for the fiscal year ended June 30, 1989).






Exhibit                                                                                                   Method of
Number                 Description of Exhibit                                                             Filing
- -------                ----------------------                                                             ---------
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

10(k) Line of Credit Agreement between Bucks County Bank and Trust Company and the Company, dated November
                       7,  1994 (incorporated herein by reference to Exhibit
                       10(k) to the Company's Report on Form 10-K for fiscal
                       1995).

10(l)                  Demand Note, dated November 7, 1994, of the
                       Company in favor  of Bucks County Bank and Trust
                       Company (incorporated herein by reference to Exhibit
                       10(l) to the Company's Report on Form 10-K for fiscal
                       1995).

10(m)                  Open-End Mortgage dated November 7, 1994 by the
                       Company in favor of Bucks County bank and Trust
                       Company (incorporated herein by reference to Exhibit
                       10(m) to the Company's Report on Form 10-K for fiscal
                       1995).



Exhibit                                                                                                   Method of
Number                 Description of Exhibit                                                             Filing
- -------                ----------------------                                                             ---------
10(n)                  Warrant issued to Earl M. Pollock dated November 8,
                       1994 (incorporated herein by reference to Exhibit 10(n)
                       to the Company's Report on Form 10-K for fiscal 1995).

10(o) Employment Agreement, dated June 27, 1995, by and between the Company and Harold J. Cooley
                       (incorporated herein by reference to Exhibit 10(o) to the Company's Report on Form 10-K for fiscal 1995).

10(p) Operating Agreement of Measurement Dynamics LLC, a New Jersey limited liability company, dated July 12, 1995, by and between the Company, Mark Sitcoske and Ernest W. DeLany (incorporated herein by reference to Exhibit 10(p) to the Company's Report on Form 10-K for fiscal 1995).

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

27                     Financial Data Schedule                                                               *

- -----------------------

* Filed herewith electronically.