Form 10-K/A
period 1996-06-30
NUCLEAR RESEARCH CORP
filed 1996-10-09
CIK 73296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)


(Mark One)
 x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996

                                       or

__________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

                          Commission file number 0-9613


                          NUCLEAR RESEARCH CORPORATION
    --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                 1343870
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)            Number)

125 Titus Avenue
Warrington, Pennsylvania                                     18976
----------------------------------------              --------------------
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

Item 6.  Selected Financial Data.



                                                      For the Fiscal Year Ended June 30,
                     --------------------------------------------------------------------------------------------------------

                            1996                 1995                  1994               1993                 1992
                     -------------------  ------------------     ---------------   -------------------  -------------------
Net Sales            $        25,100,604  $       27,051,737     $ 20,852,694        $     22,201,291      $    22,121,505

Net Income           $         1,706,967  $        1,278,476          622,353(1)     $        395,179      $       775,764

Net Income
Per Common
Share                $             48.52  $            38.25     $      19.69        $          12.84      $         25.74

Total
Assets               $        13,809,940  $       11,392,003(2)  $ 11,024,694        $     10,296,249      $     9,157,826

Long-term
Debt                 $           141,666  $          379,131     $    738,870        $        913,680      $       799,301

Dividends
Declared,
Per Common
Share                $                 0  $                0     $            0      $              0      $             0



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


Results of Operations
                  Fiscal 1996 Compared with Fiscal 1995
                  Sales for fiscal 1996 decreased to $25,100,604 from $27,051,737 for fiscal 1995. The decrease in sales in fiscal 1996 is primarily due to the completion of several government contracts. However, the Company's aggressive marketing efforts in foreign markets have resulted in an increase in foreign sales of 105% from $3,132,000 in fiscal 1995 to $6,427,000 in fiscal 1996.
                  Income from operations increased to a record $2,312,394 in fiscal 1996 from $2,034,346 in fiscal 1995. The increase in income from operations was primarily due to an increase in shipments of a particular product line with higher gross margins (which resulted in a more favorable product mix) which was partially offset by an increase in selling and administrative expenses. Gross profit as a percentage of sales increased to 27.06% for fiscal 1996 as compared to 20.07% for fiscal 1995.
                  Selling and administrative expenses increased $994,761 to $3,027,078 in fiscal 1996. The increase was primarily due to increased commission expenses and costs associated with the LLC. As a percentage of sales, selling and administrative expenses increased to 12.06% for fiscal 1996 as compared to 7.51% for fiscal 1995.
                  The Company has continued its practice of reinvesting part of its earnings to develop new technologies and new applications of its existing technologies in an effort to create new business opportunities. Research and development expenses increased $43,488 to $1,096,206 for fiscal 1996. The amount of research and development expenses funded internally from new product development was $998,824 in fiscal 1996, compared to $864,864 in fiscal 1995. As a percentage of sales, research and development expenses increased to 4.37% for fiscal 1996 as compared to 3.89% for fiscal 1995.

                  Interest expenses increased $48,650 to $357,396 for fiscal 1996 as a result of higher borrowings and related costs associated with letters of credit for several multi-year contracts.
                  The effective tax rate decreased from 38% in fiscal 1995 to 36% in fiscal 1996.
                  FAS 106 - Post Retirement Benefits Other than Pensions and FAS 109 - Accounting for Income Taxes have been issued and are effective for the years beginning after December 15, 1992. In the opinion of Management, the adoption of these pronouncements has not had a material effect on the Company's financial position or its results of operations.
                  Fiscal 1995 Compared with Fiscal 1994
                  Sales for fiscal 1995 increased to a record $27,051,737 from $20,852,694 in fiscal 1994. The increase in sales in fiscal 1995 was primarily due to the resumption of the Company's ability to operate at normal shipping levels as compared to the prior year when the partial roof collapse at the Company's Dover Division facility prevented the Company from maintaining normal shipping levels. Additionally, as a result of increased marketing efforts in foreign markets, foreign sales increased 11.58% to $3,132,000 in fiscal 1995 as compared to $918,000 in fiscal 1994.
                  Income from operations increased to $2,034,346 in fiscal 1995 from $672,754 in fiscal 1994. The increase in income from operations was primarily due to an increase in gross profit which was partially offset by an increase in selling and administrative expenses. Gross profit as a percentage of sales increased to 20.07% for fiscal 1995 compared to 17.62% for fiscal 1994. The increase in gross profit as a percentage of sales is attributed to the Company's ability to operate at normal shipping levels combined with increased shipments of products with higher gross margins.
                  Selling and administrative expenses increased $306,424 to $2,032,317 in fiscal 1995. The increase was primarily due to increased marketing expenses, commission expenses and costs related to negotiating an enhancement of the Company's credit facility. As a percentage of sales, selling and administrative expenses decreased to 7.51% for fiscal 1995 as compared to 8.28% for fiscal 1994.
                  During fiscal 1995, the Company continued its practice of reinvesting part of its earnings to develop new technologies and new applications of its existing technologies in an effort to create new business opportunities. Research and development expenses increased $38,920 to $1,052,718 for fiscal year 1995. $864,864 was internally funded from new product development in fiscal 1995 compared to $768,858 for fiscal 1994. As a percentage of sales, research and development expenses decreased to 3.89% for fiscal 1995 as compared to 4.86% for fiscal 1994. The decrease was primarily due to the fact that all programming costs were fully amortized as of June 30, 1994. See Note 4 to the Consolidated Financial Statements.
                  Interest expenses increased $46,147 to $308,746 for fiscal 1995 as a result of higher interest rates and related costs associated with letters of credit for a multi-year contract.
                  The effective tax rate of 38% remained unchanged from fiscal 1994 to fiscal 1995.
                  FAS 106 - Post Retirement Benefits Other than Pensions and FAS 109 Accounting for Income Taxes have been issued and are effective for the years beginning after

December 15, 1992. In the opinion of Management, the adoption of these pronouncements has not had a material effect on the Company's financial position or its results of operations.
Item 8.           Financial Statements and Supplementary Data.
                  The financial statements are listed under Item 14 in this Report on Form 10-K.
Item 9.           Disagreements on Accounting and Financial Disclosure.
                  None.
                                    PART III
Item 10.          Directors and Executive Officers of the Registrant.
                  Directors and officers of the Company are elected for a term of one year and until their successors are elected and qualified. The Company's directors and executive officers, and their business experience during the past five years, are as follows.
                  Earl M. Pollock, age 77, has been Chairman, President and Chief Executive Officer of the Company for more than five years.
                  Dorothy S. Pollock, age 67, is the wife of the President and has been a Director and Secretary of the Company for more than five years. Mrs. Pollock takes no active role in the operation of the business.
                  Charles H. Sulzberger, Jr., age 69, was elected a Director of the Company on August 10, 1981. Mr. Sulzberger was employed by Lincoln Bank (since merged with Continental Bank, Norristown, Pennsylvania) from 1973 to 1984, at which time he held the position of Vice President. He is currently engaged in private investment counseling.
                  Mark S. Pollock, age 37, was appointed Treasurer and Chief Financial Officer in May 1988. Mr. Pollock had been the Controller of the Corporation since November 1987. Mr.

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

                                                                      Other Annual      Restricted                     LTIP
Name and                                                              Compensation      Stock            Options       Payouts
Principal Position       Year         Salary ($)        Bonus ($)          ($)          Award(s) ($)     SARs (#)      ($)
------------------       ----         ----------        ---------     ------------      -------------------------------------------
Earl M. Pollock          1996         $226,622            -0-            -0-                -0-            -0-          -0-
 Chairman of the         1995         $229,546            -0-            -0-                -0-            -0-          -0-
  Board, President       1994         $217,317            -0-            -0-                -0-            -0-          -0-
  and Chief
  Executive Officer


Harold J. Cooley         1996         $225,514       $ 46,153            -0-                -0-            -0-          -0-
 Senior Vice             1995         $280,198            -0-            -0-                -0-            -0-          -0-
  President,             1994         $260,881       $ 15,000            -0-                -0-            -0-          -0-
  Operations


Mark S. Pollock          1996         $106,212            -0-            -0-                -0-            -0-          -0-
 Treasurer and           1995         $ 96,065            -0-            -0-                -0-            -0-          -0-
  Chief Financial        1994         $ 79,615       $ 25,000            -0-                -0-            -0-          -0-
  Officer
===================================================================================================================================

===================================================================================================================================

                                 (Broken Table)


   (a)                          (i)

                             All Other
Name and                     Compensa-
Principal Position            tion ($)
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


                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                              AND FY-END OPTION VALUES


                                                                            Number of Unexercised
                                                                            Options/SAR at Fiscal         Value of Unexercised
                                                                                 Year-End (#)            In-the-Money Options/SARs
                          Shares Acquired                                      (#) Exercisable/          at Fiscal Year-End ($)(1)
       Name               on Exercise (#)        Value Realized ($)              Unexercisable           Exercisable/Unexercisable
-------------------       ---------------        ------------------          ---------------------       -------------------------
Earl M. Pollock(2)              -                        -                            -0-                            -

Harold J. Cooley                -                        -                         2,150/600                  413,014/63,576

Mark S. Pollock                 -                        -                           600/400                   98,716/42,384

========================  =====================  ======================  ============================ ==============================

========================  =====================  ======================  ============================ ==============================

(1) There is no trading market for the Company's securities. The fair market value of the Company's Common Stock is determined by the book value of the Company's Common Stock. On June 30, 1996, the book value of the Company's Common Stock was $266.24 per share.

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

27                  Financial Data Schedule
-----------------------
           *Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

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

                                   SIGNATURES
           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 8, 1996.

                                              NUCLEAR RESEARCH CORPORATION


                                              By:    /s/ Earl M. Pollock
                                                  ----------------------------
                                                  Earl M. Pollock, President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 8, 1996.

  /s/ Earl M. Pollock
-----------------------------------
Earl M. Pollock, Chairman of the
Board and President (Principal
Executive Officer)



  /s/ Mark S. Pollock
------------------------------------
Mark S. Pollock, Treasurer and
Chief Financial Officer (Principal
Financial and Accounting Officer)



  /s/ Dorothy S. Pollock
------------------------------------
Dorothy S. Pollock, Director



  /s/ Charles H. Sulzberger, Jr.
------------------------------------
Charles H. Sulzberger, Jr., Director

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

         Consolidated Balance Sheets                           F-4

         Consolidated Statements of Cash Flows                 F-5

         Consolidated Statements of Stockholders' Equity       F-6

         Notes to Consolidated Financial Statements            F-8

SMG
-------------------------------------------------------------------------------
SCHMELTZER . MASTER & GORSKY

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

                                          SCHMELTZER, MASTER & GORSKY, P. C.

                                          /s/ Schmeltzer Master & Gorsky P.C.
                                          ------------------------------------
                                          Certified Public Accountants



Wyncote, Pennsylvania
September 16, 1996

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                                                       1996               1995               1994
                                                                    -----------         -----------        -----------

NET SALES (Note 10)                                                 $25,100,604         $27,051,737        $20,852,694


COST OF SALES                                                        18,307,530          21,623,610         17,177,650
                                                                    -----------         -----------        -----------


GROSS PROFIT                                                          6,793,074           5,428,127          3,675,044


SELLING AND ADMINISTRATIVE EXPENSES                                   3,027,078           2,032,317          1,725,893


RESEARCH AND DEVELOPMENT EXPENSES (Note 1)                            1,096,206           1,052,718          1,013,798


INTEREST EXPENSE                                                        357,396             308,746            262,599
                                                                    -----------         -----------        -----------


INCOME FROM OPERATIONS                                                2,312,394           2,034,346            672,754


OTHER INCOME
     Insurance settlement (Notes 1 and 11)                                  -                   -              323,206
     Miscellaneous                                                       41,764              12,252              6,615
     Interest                                                             5,922               5,778              1,132
                                                                    -----------         -----------        -----------

                  Other income                                           47,686              18,030            330,953
                                                                    -----------         -----------        -----------

INCOME BEFORE MINORITY INTEREST                                       2,360,080           2,052,376          1,003,707

MINORITY INTEREST IN LOSS OF CONSOLIDATED
 SUBSIDIARY                                                             316,427                -               -
                                                                    -----------         -----------        -----------



INCOME - before income taxes                                          2,676,507           2,052,376          1,003,707

       Less: taxes on income (Note 11)                                  969,540             773,900            381,354
                                                                    -----------         -----------        -----------


NET INCOME                                                          $ 1,706,967         $ 1,278,476        $   622,353
                                                                    ===========         ===========        ===========



PRIMARY EARNINGS PER SHARE (Note 1)                                 $     48.52         $    38.25         $     19.69
                                                                    ===========         ==========         ===========





                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995


                                                            1996          1995
                                                       ------------     --------
                                      ASSETS
CURRENT ASSETS
     Cash (Note 1)                                   $   174,737    $    66,905
     Accounts receivable (Notes 1, 5, and 6)           2,872,304      4,126,320
     Inventory (Notes 1, 2, 5, and 6)                  4,613,074      3,732,625
     Prepaid expenses and other current assets           260,259        165,715
     Costs and estimated earnings in excess of
      billings on uncompleted contracts (Note 1)       3,170,206      1,733,552
     Deferred income taxes (Note 11)                      46,500              -
                                                     -----------    -----------
                  Total current assets                11,137,080      9,825,117

PROPERTY, PLANT AND EQUIPMENT - Net
     (Notes 1, 3, 5, and 6)                            2,067,531      1,405,459

OTHER ASSETS
     Intangible assets, net (Note 1)                     539,917        136,476
     Other                                                65,412         24,951
                                                     -----------    -----------
                  Total other assets                     605,329        161,427
                                                     -----------    -----------

TOTAL ASSETS                                         $13,809,940    $11,392,003
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings (Note 5)                  $3,325,000     $ 1,850,000
     Current portion of long-term debt (Note 6)         484,474         364,041
     Accounts payable                                   893,314       1,554,882
     Accrued expenses                                 1,001,480         689,350
     Accrued payroll and payroll taxes                  235,967         274,803
     Taxes payable - on income (Note 11)                114,145         457,055
                                                     ----------     -----------
                  Total current liabilities           6,054,380       5,190,131

LONG-TERM DEBT (Note 6)                                 141,666         379,131

DEFERRED INCOME TAXES (Note 11)                          27,734          28,504

MINORITY INTEREST IN EQUITY OF CONSOLIDATED
 SUBSIDIARY                                              84,956             -

COMMITMENTS AND CONTINGENCY (Note 9)

STOCKHOLDERS' EQUITY
     Common stock
       Stated value $5 per share, with 60,000
       shares authorized, 31,873 shares issued,
       and 28,175 shares outstanding                    159,365         159,365
     Additional paid-in capital                         517,010         517,010
     Retained earnings                                6,887,182       5,180,215
     Less:  treasury stock, 3,698 shares at cost        (62,353)        (62,353)
                                                    -----------     -----------
                  Total stockholders' equity          7,501,204       5,794,237
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $13,809,940     $11,392,003
                                                    ===========     ===========


                 See Notes to Consolidated Financial Statements
                                       F-4

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                                                       1996                1995                1994
                                                                    -----------         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                         $ 1,706,967         $ 1,278,476        $   622,353
 Adjustments to reconcile net income to
  net cash provided by (used by) operating
  activities:
     Deferred income taxes                                              (47,270)               (770)            29,274
     Depreciation and amortization                                      428,008             388,699            468,712
     Gain on disposition of property and
      equipment                                                          (4,000)                -              (74,241)
     Minority interest in loss of consolidated
      subsidiary                                                       (316,427)                -                  -
     (Increase) decrease in:
         Accounts receivable                                          1,254,016            (365,542)          (778,545)
         Other receivable                                                   -               695,335           (283,515)
         Inventory                                                     (880,449)          1,494,431            135,125
         Prepaid taxes - on income                                          -                   -              249,427
         Prepaid expenses and other assets                              (94,544)           (144,235)           (16,736)
         Costs and estimated earnings in
          excess of billings on uncompleted
          contracts                                                  (1,436,654)         (1,733,552)               -
     Increase (decrease) in:
         Accounts payable                                              (661,568)           (425,164)           378,420
         Accrued expenses and payroll taxes                             273,294            (417,727)           134,527
         Taxes payable - on income                                     (342,910)            350,804            106,251
                                                                    -----------         -----------        -----------

NET CASH PROVIDED BY (USED BY) OPERATING
     ACTIVITIES                                                        (121,537)          1,120,755            971,052
                                                                    -----------         -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                            (1,069,149)           (343,427)          (149,737)
     Proceeds from sale of equipment                                      4,000                 -                  -
     Increase in other assets                                           (50,833)             (8,716)            (6,726)
                                                                    -----------         -----------        -----------

NET CASH USED BY INVESTING ACTIVITIES                                (1,115,982)           (352,143)          (156,463)
                                                                    -----------         -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds (payments) on line of credit                        1,475,000            (525,000)          (425,000)
     Proceeds of long-term debt                                         300,000                 -                  -
     Payments of long-term debt                                        (417,032)           (339,980)          (300,273)
     Other                                                              (12,617)                -                  -
                                                                    -----------         -----------        -----------

NET CASH PROVIDED BY (USED BY) FINANCING
 ACTIVITIES                                                           1,345,351            (864,980)          (725,273)
                                                                    -----------         -----------        -----------

NET INCREASE (DECREASE) IN CASH                                         107,832             (96,368)            89,316

CASH - beginning                                                         66,905             163,273             73,957
                                                                    -----------         -----------        -----------

CASH - ending                                                       $   174,737         $    66,905        $   163,273
                                                                    ===========         ===========        ===========

     SUPPLEMENTARY DISCLOSURES:
                  Interest paid                                     $   355,700         $   307,195        $   286,644
                                                                    ===========         ===========        ===========
                  Income taxes paid (refunded)                      $   889,935         $   434,171        $   (24,763)
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
                                                          ========    =========

 Additional                                                       Total
  Paid-in             Retained             Treasury            Stockholders'
  Capital             Earnings              Stock                 Equity
-----------          ----------           ----------           -------------

$   517,010          $3,279,386           $  (62,353)           $3,893,408


        -               622,353                   -                622,353
-----------          ----------           ----------            ----------



    517,010           3,901,739              (62,353)            4,515,761


        -             1,278,476                   -              1,278,476
-----------          ----------           ----------            ----------



    517,010           5,180,215              (62,353)            5,794,237


        -             1,706,967                   -              1,706,967
-----------          ----------           ----------            ----------



$   517,010          $6,887,182           $  (62,353)           $7,501,204
===========          ==========           ==========            ==========




                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
-------------------------------------------------------------------------------

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

              Principles of Consolidation


              The consolidated financial statements include the accounts of Nuclear Research Corporation (parent corporation), NRC Acquisition Corporation and Northeast Nuclear, Ltd., wholly-owned subsidiaries, and Measurement Dynamics LLC (MDLLC), owned 42% by Nuclear Research Corporation, hereafter referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation. Northeast Nuclear, Ltd. is a foreign sales corporation (FSC) and as such files its own corporate tax return (see Note 11). MDLLC is a limited liability company (LLC) and as such files its own partnership tax return.


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

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
------------------------------------------------------------------------------

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

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
-------------------------------------------------------------------------------

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

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
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

              Income Taxes


              Deferred income taxes are recorded based upon differences between the financial statement and the tax basis of assets and liabilities. The temporary differences include the inclusion of the loss from MDLLC in the consolidated tax returns of the parent corporation and depreciation from an involuntary conversion of property (see Note 11).


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


              The weighted average number of shares outstanding and stock equivalents amounted to 35,178, 33,422 shares and 31,605 shares for the years ended June 30, 1996, 1995, and 1994, respectively.

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
-------------------------------------------------------------------------------

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

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
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

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
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
                                                          ==========

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
-------------------------------------------------------------------------------

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
                                                                       ========

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
-------------------------------------------------------------------------------

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

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
-------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES

              Provision for income taxes consisted of the following:


                                            1996           1995         1994
                                         ----------     ----------   ----------
                  Federal:
                    Current              $  834,484     $  589,581   $  265,727
                    Deferred provision
                     (benefit)              (41,708)          (708)      26,897
                  State:
                    Current                 182,326        185,089       86,353
                    Deferred provision
                     (benefit)               (5,562)           (62)       2,377
                                         ----------     ----------   ----------

                          Total          $  969,540     $  773,900   $  381,354
                                         ==========     ==========   ==========


              The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company:

                                            1996           1995         1994
                                         ----------     ----------   ----------
              Federal tax at statutory
               rate from continuing
               operations                $  910,012     $  697,808   $  341,260
              State income taxes, net
               of Federal benefit           120,335        122,159       88,730
              Other                          (4,972)         8,291       14,967
              Minority interest in loss
               of consolidated
               subsidiary                    19,085            -            -
              Research and development
               and other credits             (4,074)       (27,848)     (63,603)
              Federal tax savings
               attributable to foreign
               sales corporation            (70,846)       (26,510)        -
                                         ----------     ----------   ----------

              Provision for taxes
                  on income              $  969,540     $  773,900   $  381,354
                                         ==========     ==========   ==========



              The tax effect of the following temporary differences gives rise to the deferred tax asset (liability) at June 30, 1996:

              Inclusion of the loss from MDLLC in the consolidated tax
              returns of the parent corporation                        $120,584
                                                                       ========

              Depreciation from an involuntary conversion of property  ($70,433)
                                                                       ========

              Income taxes payable at June 30, 1996, 1995 and 1994 were $114,145, $457,055 and $106,251, respectively.

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
-------------------------------------------------------------------------------

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
                                                ========

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
-------------------------------------------------------------------------------

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

Exhibit                                                                                                  Method of
Number                 Description of Exhibit                                                            Filing
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






Exhibit                                                                                                   Method of
Number                 Description of Exhibit                                                             Filing
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



Exhibit                                                                                                   Method of
Number                 Description of Exhibit                                                             Filing
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

-----------------------

* Filed herewith electronically.