Form 10-Q
period 1996-09-30
NUCLEAR RESEARCH CORP
filed 1996-11-14
CIK 73296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to ____________
                           Commission file No. 0-9613

                          NUCLEAR RESEARCH CORPORATION
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Pennsylvania                                          1343870
---------------------------                             ----------------------
(State or other jurisdiction                              (I.R.S. Employer
of organization)                                          Identification No.)

125 Titus Avenue, Warrington, Pennsylvania                    18976
------------------------------------------              ------------------
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

                  As of November 14, 1996, the Registrant had 28,175 shares of its common stock outstanding.

                                      INDEX



Number                                                                     Page
------                                                                     ----

PART I.     Financial Information.

Item 1.     Consolidated Financial Statements.

            Consolidated Balance Sheets - September 30, 1996
                     and June 30, 1996.......................................1

            Consolidated Statements of Operations - Three
                     Months Ended September 30, 1996 and 1995................3

            Consolidated Statements of Shareholders' Equity -
                     Three Months Ended September 30, 1996 and the
                     Year Ended June 30, 1996................................4

            Consolidated Statements of Cash Flows - Three
                     Months Ended September 30, 1996 and 1995................5

            Notes to Consolidated Financial Statements.......................6

Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.....................9

PART II.    Other Information.

Item 1.     Legal Proceedings...............................................10

Item 2.     Changes in Securities...........................................11

Item 3.     Defaults Upon Senior Securities.................................11

Item 4.     Submission of Matters to a Vote of Security
                     Holders................................................11

Item 5.     Other Information...............................................11

Item 6.     Exhibits and Reports on Form 8-K................................11


                  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report contains information that is forward looking, such as information relating to cash available from the Company's operations and credit facilities, the effect of reduced backlog on sales and earnings for the next two fiscal quarters and the impact on the Company of the outcome of certain litigation described, herein. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials and programming, technological developments and changes in the competitive environment in which the Company operates.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements.
        ----------------------------------

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                           ---------------------------

                                                      ASSETS

                                                       September 30, 1996             June 30, 1996
                                                       ------------------             -------------
CURRENT ASSETS
       Cash                                               $      77,464             $      174,737
       Accounts receivable                                    1,755,922                  2,872,304
       Inventory (Note 3)                                     3,998,092                  4,613,074


       Costs and estimated
          earnings in excess
          of billings
          on uncompleted contracts                            1,091,556                  3,170,206
          (Note 4)
       Prepaid expenses and
          other current assets                                  364,267                    260,259
       Deferred Income Taxes                                     46,500                     46,500
                                                        ---------------            ---------------

          Total Current Assets                                7,333,801                 11,137,080


PROPERTY, PLANT AND EQUIPMENT
       (net of accumulated
       depreciation and amortization
       of $2,895,575 at September 30, 1996 and
       $2,801,885 at June 30, 1996)                           2,144,957                  2,067,531


OTHER ASSETS
       Intangible assets (net of
       accumulated amortization of
       $26,158 at
       September 30, 1996                                       389,842                    393,617
       and $20,283 at June 30, 1996)

       Patents (net of accumulated
       amortization of $78,517
       at September 30, 1996 and                                162,861                    146,300
       $75,311 at June 30, 1996)

       Other                                                     62,245                     65,412
                                                        ---------------          -----------------

          Total Other Assets                                    614,948                    605,329
                                                         --------------           ----------------

TOTAL ASSETS                                              $  10,093,706             $   13,809,940
                                                           ============              =============

                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  ---------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         September 30, 1996                June 30, 1996
                                                         ------------------                -------------

CURRENT LIABILITIES
       Short-term borrowings                              $     175,000                   $   3,325,000
       Current portion of
         long-term debt                                         364,327                         484,474
       Accounts payable                                         974,146                         893,314
       Accrued expenses                                         537,500                       1,001,480
       Accrued payroll and
         payroll taxes                                          245,368                         235,967
       Taxes payable on income                                   20,849                         114,145
                                                          -------------                     -----------

       Total Current Liabilities                              2,317,190                       6,054,380

LONG-TERM DEBT                                                  108,333                         141,666

DEFERRED INCOME TAXES                                            27,734                          27,734

MINORITY INTEREST IN EQUITY OF
CONSOLIDATED SUBSIDIARY                                          12,683                          84,956

COMMITMENTS AND CONTINGENCY
(Note 6)

SHAREHOLDERS' EQUITY
       Common Stock
         Stated value $5 per
         share, with 60,000 shares
         authorized, 31,873 shares
         issued and 28,175 shares
         outstanding                                            159,365                         159,365
         Additional paid in
         capital                                                517,010                         517,010
         Retained Earnings                                    7,013,744                       6,887,172
         Less: treasury stock,
          3,698 shares at cost                                  (62,353)                        (62,353)
                                                          --------------                    ------------

       Total Shareholders' Equity                             7,627,766                       7,501,204
                                                          -------------                     -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                      $  10,093,706                     $13,809,940
                                                           ============                      ==========




                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   -------------------------------------------


                                                                                 Three Months Ended
                                                                                     September 30,

                                                                            1996                        1995
                                                                            ----                        ----

NET SALES                                                                 $4,412,917                 $6,210,643

COST OF SALES                                                              3,358,274                  4,902,282
                                                                           ---------                  ---------

GROSS PROFIT                                                               1,054,643                  1,308,361

SELLING AND ADMINISTRATIVE
   EXPENSES                                                                  680,178                    560,039

RESEARCH AND DEVELOPMENT
   EXPENSES                                                                  216,251                    191,705

INTEREST EXPENSE                                                              53,663                     73,648
                                                                              ------                     ------

INCOME FROM OPERATIONS                                                       104,551                    482,969

OTHER INCOME                                                                  12,656                      2,790
                                                                              ------                      -----

INCOME BEFORE MINORITY INTEREST                                              117,207                    485,759

MINORITY INTEREST IN LOSS OF
   CONSOLIDATED SUBSIDIARY                                                    72,274                     39,167
                                                                              ------                     ------

   INCOME BEFORE INCOME TAXES                                                189,481                    524,926

   LESS:  TAXES ON INCOME                                                     62,919                    212,325
                                                                              ------                    -------

NET INCOME                                                                $  126,562                 $  312,601
                                                                          ==========                 ==========

PRIMARY EARNINGS PER SHARE                                                $     3.59                 $     9.20
                                                                          ==========                 ==========

WEIGHTED AVERAGE COMMON SHARES                                                35,217                     33,980
                                                                          ==========                 ==========






                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND YEAR ENDED JUNE 30, 1996
                                   (UNAUDITED
    -------------------------------------------------------------------------



                                    Common Stock               Additional                                                 Total
                                 --------------------           Paid In          Retained                             Shareholders'
                                 Shares         Amount           Capital          Earnings         Treasury Stock         Equity
                                 ------         ------           -------          --------         --------------      -------------
Balance at
  June 30, 1995                 28,175         $159,365          $517,010         $5,180,215           $(62,353)          $5,794,237

Net Income for
  the year ended
  June 30, 1996                     --             --                 --           1,706,967                --             1,706,967
                              ---------        --------          --------         ----------           ---------          ----------

Balance at
  June 30, 1996                  28,175         159,365           517,010          6,887,182            (62,353)           7,501,204

Net income for
 the three months
 ended September 30,
 1996                              --              --                 --             126,562               --                126,562
                              ---------        --------          --------         ----------           ---------          ----------

Balance at
  September 30, 1996             28,175        $159,365          $517,010         $7,013,744           $(62,353)          $7,627,766
                              =========        ========          ========         ==========           =========          ==========

















                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   -------------------------------------------

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                  1996                1995
                                                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $   126,562          $   312,601
   Adjustments to reconcile net income to
      net cash provided by (used by) operating
      activities:
       Depreciation and amortization                                             103,081               89,984
       Minority interest in loss of
              consolidated subsidiary                                            (72,274)             (39,167)
       (Increase) Decrease in:
              Accounts receivable                                              1,116,382              728,054
           Inventory                                                             614,982              493,989
           Prepaid taxes on income
           Prepaid expenses and other assets                                    (104,008)            (239,148)
              Costs and estimated earnings in
              excess of billings on
              uncompleted contracts                                            2,078,650             (293,392)
       Increase (decrease) in:
          Accounts payable                                                        80,832               89,177
          Accrued expenses and payroll taxes                                    (454,579)             (83,615)
          Taxes payable - on income                                              (93,296)            (168,822)
                                                                             ------------            ---------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                                   3,396,332              889,661
                                                                             ------------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                       (193,293)             (98,631)
     Increase in other assets                                                      3,168              (35,542)
                                                                             ------------            ---------

NET CASH USED BY INVESTING ACTIVITIES                                           (190,125)            (134,173)
                                                                             ------------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments on line of credit                                           (3,150,000)            (650,000)
     Payments of long-term debt                                                 (153,480)            (110,988)
     Other                                                                        --                  (12,346)
                                                                             -----------             ---------

NET CASH USED BY  FINANCING ACTIVITIES                                        (3,303,480)            (773,334)
                                                                             -----------             ---------

NET DECREASE IN CASH                                                             (97,273)             (17,846)
                                                                             -----------          ------------
CASH - beginning                                                                 174,737               66,905
                                                                             -----------          ------------
CASH - ending                                                                $    77,464          $    49,059
                                                                             ===========          ============

   SUPPLEMENTARY INFORMATION REGARDING
      NON-CASH INVESTING ACTIVITIES
         Acquisition of intangible assets                                         --              $   414,000
                                                                             ============         =============


                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    September 30, 1996 and September 30, 1995

Note 1. The Consolidated Financial Statements of Nuclear Research Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 1996 and June 30, 1996 and the consolidated results of operations and cash flows for the three months ended September 30, 1996 and 1995. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

The consolidated results of operations for the three months ended September 30, 1996 and 1995 are not necessarily indicative of the results for the full year.

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

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.  Inventory.



                                                                               (Unaudited)
                                                             September 30,                         June 30,
                                                                  1996                               1996
                                                    ------------------------------        --------------------------
Inventory consists of:
Work-In-Process
  United States Government
   contracts                                                  $2,466,934                           $3,226,042
  Commercial contracts                                         1,095,460                              865,157
Purchased and manufactured
  parts                                                          525,158                              521,875
                                                        ----------------                      ---------------

                                                               4,087,552                            4,613,074
Less:  Progress payments on United
States Government contracts                                       89,460                                --
                                                        ----------------                      ---------------

Total                                                         $3,998,092                           $4,613,074
                                                        ================                      ===============

The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at September 30, 1996, reported inventories would have been $914,957 higher and reported net income would have decreased by $66,194 ($1.88 per share). The pro forma effect relating to the use of the FIFO method would have resulted in the following balances for the statement of operations presentation for the three months ended September 30, 1996:


         Gross Profit                                $943,372
                                                     =========

         Loss from Operations                        $ (6,720)
                                                     =========

         Net Income                                  $ 60,368
                                                     =========


                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 4.  Costs and Estimated Earnings in Excess of Billings on
         Uncompleted Contracts.
         -----------------------------------------------------

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

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:


                  Costs incurred and estimated
                   earnings on uncompleted
                   contracts                                 $7,190,488
                  Billings to date                            6,098,932
                                                             ----------
                                                             $1,091,556
                                                             ==========


                  Included in accompanying balance sheet under the following caption:

                  Costs and estimated earnings
                   in excess of billings on
                   uncompleted contracts                     $1,091,556
                                                             ==========


                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 5.  Commitments and Contingency.
         ----------------------------

                  In September 1995, the Company's management ("Management") was notified that MDLLC, Mark A. Sitcoske and a company controlled by Mr. Sitcoske, Measurement Dynamics, Inc., had been named as co-defendants in a suit filed on September 7, 1995 in Superior Court of the State of Rhode Island by Hanna Manufacturing, Inc. ("Hanna"), a Rhode Island Company that previously employed Mr. Sitcoske. The suit alleges that the defendants acted in violation of an existing employment and non-compete agreement between Hanna and Mr. Sitcoske and seeks to enjoin Mr. Sitcoske from his continued employment with MDLLC and to obtain damages; however, Hanna has not yet sought a hearing to obtain injunctive relief. The matter is now in discovery. Management expects that the resolution of this matter will have no material impact on the Company


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

                  During the three months ended September 30, 1996, reductions in accounts receivable of $1,116,382, inventory of $614,982, and costs and estimated earnings in excess of billings on uncompleted contracts of $2,078,650 were the factors which affected the cash provided by operating activities. The reduction in accounts receivable occurred due to the Company's ability to collect year end receivables (typically the highest during the year) during the three months ended September 30, 1996. The Company was able to reduce inventory due to government shipments which occurred in the three months ended September 30, 1996. Decreases in accrued expenses and payroll taxes partially offset cash provided by operating activities. The decrease in accrued expenses is primarily a result of the reduction of commission expenses and the repayment of an outstanding liability. The costs and estimated earnings in excess of billing on uncompleted contracts resulted from the Company's use of the percentage of completion method for income recognition of several multi-year contracts.

                  During the three months ended September 30, 1996, the Company made capital expenditures in the aggregate amount of $59,126 to purchase manufacturing and computer equipment and to make certain expenditures associated with patents. Additionally, $134,167 was expended on the 20,000 square foot addition to the Company's Warrington facility. Cash used by financing activities was a result of payments on the line of credit of $3,150,000 and on long-term debt of $153,480.

                  The Company's backlog of orders as of October 31, 1996 was $16,717,000 as compared to $20,181,000 as of October 31, 1995. The reduced backlog, and related factors, may cause sales and earnings for the next two fiscal quarters to be substantially reduced.

                  The Company believes that funds from operations and amounts available under its present credit facilities continue to be sufficient to satisfy the Company's cash requirements.

                  The Company believes that inflation has had no material impact on its operations.

Results of Operations
---------------------

                  Sales for the three months ended September 30, 1996 decreased to $4,412,917 from $6,210,643 for the three months ended September 30, 1995 primarily due to the completion of several government contracts.

                  Income from operations decreased to $1,054,643 for the three months ended September 30, 1996 from $1,308,361 for the three months ended September 30, 1995 because of reduced sales; however, due to a more favorable product mix, gross profit as a percentage of sales increased to 23.90% as compared to 21.07% for the three months ended September 30, 1995.

                  Selling and administrative expenses increased $120,139 to $680,178 for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 primarily due to increased commission expenses and costs associated with MDLLC. As a percentage of sales, selling and administrative expenses increased to 15.41% for the three months ended September 30, 1996 as compared to 9.02% for the three months ended September 30, 1995.

                  Research and development expenses increased to $216,251 for the three months ended September 30, 1996 as compared to $191,705 for the three months ended September 30, 1995. As a percentage of sales, research and development expenses increased to 4.90% for the three months ended September 30, 1996 as compared to 3.09% for the three months ended September 30, 1995.

                  Interest expense decreased $19,985 to $53,663 for the three months ended September 30, 1996. The decrease can be accounted for by a decrease in related costs associated with letters of credit for several multi-year contracts.

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.
             ------------------

                  In September 1995, the Company's management was notified that MDLLC, Mark A. Sitcoske and a company controlled by Mr. Sitcoske, Measurement Dynamics, Inc., had been named as co-defendants in a suit filed on September 7, 1995 in the Superior Court of the State of Rhode Island by Hanna Manufacturing, Inc. ("Hanna"), a Rhode Island company that previously employed Mr. Sitcoske. The suit alleges that the defendants acted in violation of an existing employment and non-compete agreement between Hanna and Mr. Sitcoske and seeks to enjoin Mr. Sitcoske from his continued employment with MDLLC and to obtain damages; however, Hanna has not yet sought a hearing to obtain injunctive relief. The matter is now in discovery. Management expects that the resolution of this matter will have no material impact on the Company.

Item 2.         Changes in Securities.
                ----------------------

                Not Applicable.

Item 3.         Defaults upon Senior Securities.
                --------------------------------

                Not Applicable.

Item 4.         Submission of Matters to a Vote of Security Holders.
                ----------------------------------------------------

                Not Applicable.

Item 5.         Other Information.
                ------------------

                Not Applicable.

Item 6.         Exhibits and Reports on Form 8-K.
                ---------------------------------

                (a)    Exhibits.

                       27.  Financial Data Schedules

                (b)    Reports on Form 8-K.

                       No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NUCLEAR RESEARCH CORPORATION


                                      By: /s/ Earl M. Pollock
                                          -----------------------------
                                            Earl M. Pollock
                                            President


                                      By: /s/ Mark S. Pollock
                                          -----------------------------
                                            Mark S. Pollock
                                            Treasurer


Dated:  November 14, 1996

                                  Exhibit Index

Exhibit                                        Method of Filing
-------                                        ----------------

27.  Financial Data Schedules . . . . . . . . Filed Herewith Electronically