Form 10-Q/A
period 1996-09-30
NUCLEAR RESEARCH CORP
filed 1996-11-19
CIK 73296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A
                                 (Amendment No. 1)

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

                         PART I - FINANCIAL INFORMATION

ITEM 1: Consolidated Financial Statements
------  ---------------------------------

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                           ---------------------------

                                                      ASSETS

                                                       September 30, 1996             June 30, 1996
                                                       ------------------             -------------
CURRENT ASSETS
       Cash                                               $      77,464             $      174,737
       Accounts receivable                                    1,755,922                  2,872,304
       Inventory (Note 3)                                     3,998,092                  4,613,074
       Costs and estimated
          earnings in excess
          of billings
          on uncompleted contracts                            1,091,556                  3,170,206
          (Note 4)
       Prepaid expenses and
          other current assets                                  364,267                    260,259
       Deferred Income Taxes                                     46,500                     46,500
                                                        ---------------            ---------------

          Total Current Assets                                7,333,801                 11,137,080


PROPERTY, PLANT AND EQUIPMENT
       (net of accumulated
       depreciation and amortization
       of $2,895,575 at September 30, 1996 and
       $2,801,885 at June 30, 1996)                           2,144,957                  2,067,531


OTHER ASSETS
       Intangible assets (net of
       accumulated amortization of
       $26,158 at
       September 30, 1996
       and $20,283 at June 30, 1996)                            389,842                    393,617

       Patents (net of accumulated
       amortization of $78,517
       at September 30, 1996 and
       $75,311 at June 30, 1996)                                162,861                    146,300

       Other                                                     62,245                     65,412
                                                        ---------------          -----------------

          Total Other Assets                                    614,948                    605,329
                                                         --------------           ----------------

TOTAL ASSETS                                              $  10,093,706             $   13,809,940
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

COMMITMENTS AND CONTINGENCY
(Note 5)

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
                              =========        ========          ========         ==========           =========          ==========

















                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   -------------------------------------------


                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                  1996                1995
                                                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $   126,562          $   312,601
   Adjustments to reconcile net income to
      net cash provided by (used by) operating
      activities:
       Depreciation and amortization                                             103,081               89,984
       Minority interest in loss of
              consolidated subsidiary                                            (72,274)             (39,167)
       (Increase) decrease in:
              Accounts receivable                                              1,116,382              728,054
           Inventory                                                             614,982              493,989
           Prepaid expenses and other assets                                    (104,008)            (239,148)
           Costs and estimated earnings in
              excess of billings on
              uncompleted contracts                                            2,078,650             (293,392)
       Increase (decrease) in:
           Accounts payable                                                       80,832               89,177
           Accrued expenses and payroll taxes                                   (454,579)             (83,615)
           Taxes payable - on income                                             (93,296)            (168,822)
                                                                             ------------            ---------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                                   3,396,332              889,661
                                                                             ------------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                       (193,293)             (98,631)
     (Increase) decrease in other assets                                           3,168              (35,542)
                                                                             ------------            ---------

NET CASH USED BY INVESTING ACTIVITIES                                           (190,125)            (134,173)
                                                                             ------------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments on line of credit                                           (3,150,000)            (650,000)
     Payments of long-term debt                                                 (153,480)            (110,988)
     Other                                                                        --                  (12,346)
                                                                             -----------             ---------

NET CASH USED BY  FINANCING ACTIVITIES                                        (3,303,480)            (773,334)
                                                                             -----------             ---------

NET DECREASE IN CASH                                                             (97,273)             (17,846)
                                                                             -----------          ------------
CASH - beginning                                                                 174,737               66,905
                                                                             -----------          ------------
CASH - ending                                                                $    77,464          $    49,059
                                                                             ===========          ============

   SUPPLEMENTARY INFORMATION REGARDING
      NON-CASH INVESTING ACTIVITIES
         Acquisition of intangible assets                                         --              $   414,000
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

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.  Inventory.



                                                                               (Unaudited)
                                                             September 30,                         June 30,
                                                                  1996                               1996
                                                    ------------------------------        --------------------------
Inventory consists of:
Work-In-Process
  United States Government
   contracts                                                  $2,466,934                             $3,226,042
  Commercial contracts                                         1,095,460                                865,157
Purchased and manufactured
  parts                                                          525,158                                521,875
                                                              ----------                             ----------

                                                               4,087,552                              4,613,074
Less:  Progress payments on United
States Government contracts                                       89,460                                  --
                                                              ----------                             ----------

Total                                                         $3,998,092                             $4,613,074
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


Dated:  November 19, 1996

                                  Exhibit Index

Exhibit                                        Method of Filing
-------                                        ----------------

27.  Financial Data Schedules . . . . . . . . Filed Herewith Electronically