Form 10-Q
period 1996-12-31
NUCLEAR RESEARCH CORP
filed 1997-02-14
CIK 73296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of February 14, 1997, the Registrant had 28,175 shares of its common stock outstanding.

                                      INDEX

Number                                                                     Page

PART I.   Financial Information.

Item 1.   Consolidated Financial Statements.

          Consolidated Balance Sheets - December 31, 1996 and June 30,
               1996...........................................................1

          Consolidated Statements of Operations - Three Months Ended
               December 31, 1996 and 1995.....................................3

          Consolidated Statements of Operations - Six Months Ended
               December 31, 1996 and 1995.....................................4

          Consolidated Statements of Shareholders' Equity - Six Months
               Ended December 31, 1996 and the Year Ended June 30,
               1996...........................................................5

          Consolidated Statements of Cash Flows - Six Months Ended
               December 31, 1996 and 1995.....................................6

          Notes to Consolidated Financial
               Statements.....................................................7

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................10

PART II.  Other Information.

Item 1.   Legal Proceedings..................................................13

Item 2.   Change in Securities...............................................13

Item 3.   Defaults Upon Senior Securities....................................13

Item 4.   Submission of Matters to a Vote of Security
               Holders.......................................................13

Item 5.   Other Information..................................................13

Item 6.   Exhibits and Reports on Form 8-K...................................13

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report contains information that is forward looking, such as information relating to cash available from the Company's operations and credit facilities, the effect of reduced backlog on sales and earnings over one or more succeeding quarters and the impact on the Company of the outcome of certain litigation described herein. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials and programming, technological developments and changes in the competitive environment in which the Company operates.

                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                             December 31, 1996  June 30, 1996
CURRENT ASSETS
       Cash                                     $    64,104     $   174,737
       Accounts receivable                        1,796,976       2,872,304
       Inventory (Note 3)                         4,283,109       4,613,074
       Costs and estimated
          earnings in excess
          of billings
          on uncompleted contracts                1,684,388       3,170,206
          (Note 4)
       Prepaid expenses and
          other current assets                      366,196         260,259
       Prepaid taxes on income                      431,100              --
       Deferred Income Taxes                         46,500          46,500
                                                -----------     -----------

          Total Current Assets                    8,672,373      11,137,080


PROPERTY, PLANT AND EQUIPMENT
       (net of accumulated depreciation and
       amortization of $3,009,115 at
       December 31, 1996 and
       $2,801,885 at June 30, 1996)               2,204,990       2,067,531


OTHER ASSETS
       Intangible assets (net of
       accumulated amortization of
       $31,332 at December 31, 1996
       and $20,283 at June 30, 1996)                384,668         393,617

       Patents (net of accumulated
       amortization of $81,723
       at December 31, 1996 and
       $75,311 at June 30, 1996)                    161,565         146,300

       Other                                         57,677          65,412
                                                -----------     -----------

          Total Other Assets                        603,910         605,329
                                                -----------     -----------

TOTAL ASSETS                                    $11,481,273     $13,809,940
                                                ===========     ===========



                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   December 31, 1996   June 30, 1996
CURRENT LIABILITIES
       Short-term borrowings                        $  2,125,000      $  3,325,000
       Current portion of
         long-term debt                                  243,336           484,474
       Accounts payable                                1,011,351           893,314
       Accrued expenses                                  549,934         1,001,480
       Accrued payroll and
         payroll taxes                                   255,947           235,967
       Taxes payable on income                                --           114,145
                                                    ------------      ------------

       Total Current Liabilities                       4,185,568         6,054,380

LONG-TERM DEBT                                           108,333           141,666

DEFERRED INCOME TAXES                                     27,734            27,734

MINORITY INTEREST IN EQUITY OF
CONSOLIDATED SUBSIDIARY                                       --            84,956

COMMITMENTS AND CONTINGENCY
(Note 5)

SHAREHOLDERS' EQUITY
       Common Stock Stated value $5 per share,
         with 60,000 shares authorized,
         31,873 shares issued and 28,175 shares
         outstanding                                     159,365           159,365
         Additional paid in
         capital                                         517,010           517,010
         Retained Earnings                             6,545,616         6,887,172
         Less: treasury stock,
          3,698 shares at cost                           (62,353)          (62,353)
                                                    ------------      ------------

       Total Shareholders' Equity                      7,159,638         7,501,204
                                                    ------------      ------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                $ 11,481,273      $ 13,809,940
                                                    ============      ============




                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended
                                                 December 31,
                                             1996             1995
NET SALES                                $ 2,750,329      $ 6,132,531

COST OF SALES                              2,445,437        4,689,591
                                         -----------      -----------

GROSS PROFIT                                 304,892        1,442,940

SELLING AND ADMINISTRATIVE
   EXPENSES                                  777,073          760,642

RESEARCH AND DEVELOPMENT
   EXPENSES                                  257,174          296,996

INTEREST EXPENSE                              40,783           76,766
                                         -----------      -----------

INCOME (LOSS) FROM OPERATIONS               (770,138)         308,536

OTHER INCOME (LOSS)                           (5,024)           4,336
                                         -----------      -----------

INCOME (LOSS) BEFORE MINORITY
INTEREST                                    (775,162)         312,872

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARY                       12,682          117,631
                                         -----------      -----------

     INCOME (LOSS) BEFORE INCOME
     TAXES                                  (762,480)         430,503

     LESS: NET TAX EXPENSE (BENEFIT)        (294,352)         166,614
                                         -----------      -----------

NET INCOME (LOSS)                        $  (468,128)     $   263,889
                                         ===========      ===========

PRIMARY EARNINGS (LOSS) PER SHARE        $    (13.27)     $      7.71
                                         ===========      ===========

WEIGHTED AVERAGE COMMON SHARES                35,265           34,236
                                         ===========      ===========


                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Six Months Ended
                                                December 31,
                                           1996             1995

NET SALES                              $ 7,163,248      $12,343,174

COST OF SALES                            5,803,711        9,591,873
                                       -----------      -----------

GROSS PROFIT                             1,359,535        2,751,301

SELLING AND ADMINISTRATIVE
   EXPENSES                              1,457,251        1,320,681

RESEARCH AND DEVELOPMENT
   EXPENSES                                473,425          488,701

INTEREST EXPENSE                            94,446          150,414
                                       -----------      -----------

INCOME (LOSS) FROM OPERATIONS             (665,587)         791,505

OTHER INCOME                                 7,632            7,126
                                       -----------      -----------

INCOME (LOSS) BEFORE MINORITY
INTEREST                                  (657,955)         798,631

MINORITY INTEREST IN LOSS
OF CONSOLIDATED SUBSIDIARY                  84,956          156,798
                                       -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES         (572,999)         955,429

   LESS: NET TAX EXPENSE (BENEFIT)        (231,433)         378,939
                                       -----------      -----------

NET INCOME (LOSS)                      $  (341,566)     $   576,490
                                       ===========      ===========

PRIMARY EARNINGS (LOSS) PER SHARE      $     (9.68)     $     16.84
                                       ===========      ===========

WEIGHTED AVERAGE COMMON SHARES              35,265           34,236
                                       ===========      ===========


                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND YEAR ENDED JUNE 30, 1996
                                   (UNAUDITED)




                                                  Additional                                   Total
                                                   Paid In      Retained      Treasury     Shareholders'
                               Common Stock        Capital      Earnings        Stock          Equity
                            Shares    Amount
Balance at
  June 30, 1995             28,175    $159,365     $517,010     $5,180,215     $(62,353)      $5,794,237

Net Income for
  the year ended
  June 30, 1996                 --          --           --      1,706,967           --        1,706,967
                            ------    --------     --------     ----------     --------       ----------


Balance at
  June 30, 1996             28,175     159,365      517,010      6,887,182      (62,353)       7,501,204

Net loss for
 the six months
 ended December 31,
 1996                           --          --           --       (341,566)          --        (341,566)
                            ------    --------     --------     ----------     --------       ----------


Balance at
  December 31, 1996         28,175    $159,365     $517,010     $6,545,616     $(62,353)      $7,159,638
                            ======    ========     ========     ==========     ========       ==========

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six Months Ended
                                                                 December 31,
                                                           1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                  $  (341,566)     $   576,490
     Adjustments to reconcile net income (net loss)
       to net cash provided by (used by) operating
       activities:
     Depreciation and amortization                          224,691          188,858
     Minority interest in loss of
       consolidated subsidiary                              (84,956)        (156,798)
     (Increase) decrease in:
       Accounts receivable                                1,075,328          898,177
       Inventory                                            329,965          (30,443)
       Prepaid expenses and other assets                   (105,937)        (408,545)
       Prepaid taxes or income                             (431,100)              --
       Costs and estimated earnings in
         excess of billings on
         uncompleted contracts                            1,485,818         (968,511)
     Increase (decrease) in:
       Accounts payable                                     118,037          (28,352)
       Accrued expenses and payroll taxes                  (431,566)         111,527
       Taxes payable - on income                           (114,145)        (445,867)
                                                        -----------      -----------

NET CASH PROVIDED BY (USED BY) OPERATING
     ACTIVITIES                                           1,724,569         (263,464)
                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                  (368,466)        (526,536)
     (Increase) decrease in other assets                      7,735          (37,342)
                                                        -----------      -----------

NET CASH USED BY INVESTING ACTIVITIES                      (360,731)        (563,878)
                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (payments) proceeds on line of credit           (1,200,000)         775,000
     Net (payments) proceeds of long-term debt             (274,471)          92,055
     Other                                                       --          (16,546)
                                                        -----------      -----------

NET CASH (USED BY) PROVIDED BY FINANCING ACTIVITIES      (1,474,471)         850,509
                                                        -----------      -----------

NET DECREASE (INCREASE) IN CASH                            (110,633)          23,167
                                                        -----------      -----------

CASH - beginning                                            174,737           66,905
                                                        -----------      -----------

CASH - ending                                           $    64,104      $    90,072
                                                        -----------      -----------

     SUPPLEMENTARY INFORMATION REGARDING
          NON-CASH INVESTING ACTIVITIES
               Acquisition of intangible assets         $        --      $   414,000
                                                        ===========      ===========

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     December 31, 1996 and December 31, 1995

Note 1. The Consolidated Financial Statements of Nuclear Research Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 31, 1996 and June 30, 1996 and the consolidated results of operations and cash flows for the three months and six months ended December 31, 1996 and 1995. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

The consolidated results of operations for the six months ended December 31, 1996 and 1995 are not necessarily indicative of the results for the full year.

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

MDLLC now has a deficit in its equity account. Therefore, according to generally accepted accounting principles, the liability in Minority Interest in Equity of Consolidated Subsidiary has been reduced to zero on the Consolidated Balance Sheet at December 31, 1996.

All significant inter-company accounts and transactions have been eliminated in consolidation.

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.   Inventory.



                                             (Unaudited)
                                      December 31,     June 30,
                                          1996           1996

Inventory consists of:
Work-In-Process
  United States Government
   contracts                           $2,363,509     $3,226,042
  Commercial contracts                  1,634,358        865,157
Purchased and manufactured
   parts                                  582,175        521,875
                                       ----------     ----------

                                        4,580,042      4,613,074
Less:  Progress payments on United
States Government contracts               296,933             --
                                       ----------     ----------


Total                                  $4,283,109     $4,613,074
                                       ==========     ==========


The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at December 31, 1996, reported inventories would have been $979,896 higher and reported net loss would have increased by $27,741 (.78 per share). The pro forma effect relating to the use of the FIFO method would have resulted in the following balances for the statement of operations presentation for the six months ended December 31, 1996:


Gross Profit                          $ 1,313,203
                                      ===========
Loss from Operations                  $  (711,919)
                                      ===========
Net Loss                              $  (369,307)
                                      ===========

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 4.  Costs and Estimated Earnings in Excess of Billings on
         Uncompleted Contracts.

The Company recognizes revenues on several fixed-price contracts using the percentage-of- completion method, measured by the percentage of cost incurred to date compared to the estimated total cost for the contracts. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:


          Costs incurred and estimated
           earnings on uncompleted
           contracts                                          $8,377,242
          Billings to date                                     6,692,854
                                                              ----------
                                                              $1,684,388
                                                              ==========
          Included in accompanying balance sheet under
          the following caption:
          Costs and estimated earnings
           in excess of billings on
           uncompleted contracts                              $1,684,388
                                                              ==========

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 5.   Commitments and Contingency.

     In September 1995, the Company's management ("Management") was notified that MDLLC, Mark A. Sitcoske and a company controlled by Mr. Sitcoske, Measurement Dynamics, Inc., had been named as co-defendants in a suit filed on September 7, 1995 in Superior Court of the State of Rhode Island by Hanna Manufacturing, Inc. ("Hanna"), a Rhode Island Company that previously employed Mr. Sitcoske. The suit alleges that the defendants acted in violation of an existing employment and non-compete agreement between Hanna and Mr. Sitcoske and seeks to enjoin Mr. Sitcoske from his continued employment with MDLLC and to obtain damages; however, Hanna has not yet sought a hearing to obtain injunctive relief. The matter is now in discovery. Management expects that the resolution of this matter will have no material impact on the Company


Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations

Liquidity and Capital Resources

     During the six months ended December 31, 1996, reductions in accounts receivable of $1,075,328, inventory of $329,965, and costs and estimated earnings in excess of billings on uncompleted contracts of $1,485,818 were the factors that affected the cash provided by operating activities. The reduction in accounts receivable occurred due to the Company's ability to collect year end receivables (typically the highest during the year) during the six months ended December 31, 1996. The Company was able to reduce inventory due to government shipments which occurred during the six months ended December 31, 1996. Decreases in accrued expenses and payroll taxes of $431,566 combined with an increase in prepaid taxes on income of $431,100 partially offset cash provided by operating activities. The decrease in accrued expenses is primarily a result of the reduction of accrued commission expenses and the repayment of an outstanding liability. The increase in prepaid taxes on income results from the payment of estimated income taxes combined with the tax benefit associated with the net loss for the six months ended December 31, 1996. The costs and estimated earnings in excess of billings on uncompleted contracts resulted from the Company's use of the percentage of completion method for income recognition of several multi-year contracts.

     During the six months ended December 31, 1996, the Company made capital expenditures in the aggregate amount of $117,514 to purchase manufacturing and computer equipment and to make certain expenditures associated with patents. Additionally, $250,952 was expended on the 20,000 square foot addition to the Company's Warrington facility. Cash used by financing activities was a result of payments on the line of credit of $1,200,000 and on long-term debt of $274,471.

     The Company's backlog of orders as of January 31, 1997 was $15,838,000 as compared to $15,410,000 as of January 31, 1996. The recent completion of several government contracts may reduce sales and earnings over one or more succeeding quarters and until existing backlog and new orders are sufficient to reverse the trend.

     Subsequent to December 31, 1996, the Company increased its working capital line of credit to $5,500,000. The interest rate of this facility is payable at the bank's prime rate. Additionally, a $1,800,000 term loan was negotiated with an interest rate of 7.85% with a repayment based on a five year term. Both the working capital line of credit and the term loan are secured by accounts receivable, inventory and certain real property and assignments of government contracts and a letter of credit confirmed and negotiated by the bank.

     The Company believes that funds from operations and amounts available under its credit facilities continue to be sufficient to satisfy the Company's cash requirements.

     The Company believes that inflation has had no material impact on its operations.

Results of Operations

     Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995.

     Sales for the three months ended December 31, 1996 decreased to $2,750,329 from $6,132,531 for the three months ended December 31, 1995 primarily due to the completion of several government contracts.

     Income (loss) from operations decreased to a loss of $770,138 for the three months ended December 31, 1996 as compared to income of $308,536 for the three months ended December 31, 1995, because of reduced sales. Due to reduced sales, gross profit as a percentage of sales decreased to 11.09% as compared to 23.53% for the three months ended December 31, 1995.

     Selling and administrative expenses increased to $770,073 for the three months ended December 31, 1996 compared to $760,642 for thee months ended December 31, 1995. Due to reduced sales, as a percentage of sales, selling and administrative expenses increased to 28.25% for the three months ended December 31, 1996 as compared to 12.40% for the three months ended December 31, 1995.

     Research and development expenses decreased to $257,174 for the three months ended December 31, 1996 as compared to $296,996 for the three months ended December 31, 1995. Due to reduced sales, as a percentage of sales, research and development expenses increased to 9.35% as compared to 4.84% for the three months ended December 31, 1995.

     Interest expense decreased $35,983 to $40,783 for the three months ended December 31, 1996. The decrease can be accounted for by decreased borrowings and a reduction in related costs associated with letters of credit for several multi-year contracts.

     Six Months Ended December 31, 1996 Compared to Six Months Ended December 31, 1995.

     Sales for the six months ended December 31, 1996 decreased to $7,163,248 from $12,343,174 for the six months ended December 31, 1995 primarily due to the completion of several government contracts.

     Income (loss) from operations decreased to a loss of $665,587 for the six months ended December 31, 1996 from income of $791,505 for the six months ended December 31, 1995 because of reduced sales. Due to reduced sales, gross profit as a percentage of sales decreased to 18.98% as compared to 22.29% for the six months ended December 31, 1995.

     Selling and administrative expenses increased $136,570 to $1,457,251 for the six months ended December 31, 1996 compared to the six months ended December 31, 1995 primarily due to increased commission expenses. Due to reduced sales, as a percentage of sales, selling and administrative expenses increased to 20.34% for the three months ended December 31, 1996 as compared to 10.70% for the six months ended December 31, 1995.

     Research and development expenses decreased to $473,425 from $488,701 for the six months ended December 31, 1995. Due to reduced sales, as a percentage of sales, research and development expenses increased to 6.61% for the six months ended December 31, 1996 as compared to 3.96% for the three months ended December 31, 1995.

     Interest expense decreased to $94,446 for the six months ended December 31, 1996 as compared to $150,414 for the six months ended December 31, 1995. The decrease can be accounted for by decreased borrowings and a reduction in related costs associated with letter of credit for several multi-year contracts.

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

          Not Applicable.

Item 3.   Defaults upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

               The Company held its 1996 Annual Meeting of Stockholders on December 11, 1996. At the Meeting, Earl M. Pollock, Dorothy S. Pollock and Charles H. Sulzberger were re-elected to the Company's Board of Directors. Shareholders cast 22,543 votes for the election of each director; 16 votes were withheld with respect to the election of each director.

Item 5.   Other Information.

          Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

            (a)   Exhibits.

            10(a) Amended and Restated Lease Agreement, dated December 31, 1996, by and between Cadillac Plastic Group, Inc. and the Company.

            11    Computation of earnings per share.

            27    Financial Data Schedules

            (b)   Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NUCLEAR RESEARCH CORPORATION
                                          (Registrant)

Date: February 14, 1997                   /s/ Earl M. Pollock
                                          -------------------
                                          Earl M. Pollock
                                          Chairman of the Board and President
                                          (Principal Executive Officer)

Date: February 14, 1997                   /s/ Mark S. Pollock
                                          -------------------
                                          Mark S. Pollock
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX


    Exhibit                                                   Method of Filing

     10(a)     Amended and Restated Lease                   Filed electronically
               Agreement, dated December 31, 1996,          herewith
               by and between Cadillac Plastic
               Group, Inc. and the Company

     11        Computation of Earnings per share            Filed electronically
                                                            herewith

     27        Financial Data Schedule                      Filed electronically
                                                            herewith