Form 10-Q
period 1997-03-31
NUCLEAR RESEARCH CORP
filed 1997-05-15
CIK 73296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           for the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________________ to ________


                           Commission file No. 0-9613

                          NUCLEAR RESEARCH CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Pennsylvania                                       1343870
----------------------------                         --------------------
(State or other jurisdiction                           (I.R.S. Employer
of organization)                                      Identification No.)

125 Titus Avenue, Warrington, Pennsylvania                        18976
--------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (215) 343-5900
               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __x__   No ____

         As of May 15, 1997, the Registrant had 28,175 shares of its common stock outstanding.

                                      INDEX

Number                                                                                                         Page
------                                                                                                         ----
PART I - Financial Information

Item 1.           Consolidated Financial Statements...............................................................4

                  Consolidated Balance Sheets - March 31, 1997
                           and June 30, 1996......................................................................4

                  Consolidated Statements of Operations - Three
                           Months Ended March 31, 1997 and 1996...................................................6

                  Consolidated Statements of Operations - Nine
                           Months Ended March 31, 1997 and 1996...................................................7

                  Consolidated Statements of Shareholders' Equity -
                           Nine Months Ended March 31, 1997 and The
                           Year Ended June 30, 1996...............................................................8

                  Consolidated Statements of Cash Flows - Nine
                           Months Ended March 31, 1997 and 1996...................................................9

                  Notes to Consolidated Financial Statements.....................................................10

Item 2.           Management's Discussion and Analysis of Results of Operations and Financial
                  Condition......................................................................................13

PART II - Other Information

Item 1.           Legal Proceedings..............................................................................16

Item 2.           Changes in Securities..........................................................................16

Item 3.           Defaults upon Senior Securities................................................................16

Item 4.           Submission of Matters to a Vote of Security Holders............................................16

Item 5.           Other Information..............................................................................16

Item 6.           Exhibits and Reports on Form 8-k...............................................................16


                  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report contains information that is forward looking, such as information relating to future sales and earnings, ability to ship a new product to the United States government, adequacy of cash available from the Company's operations and credit facilities and the impact on the Company of the outcome of certain litigation described herein. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials and programming, technological developments and changes in the competitive environment in which the Company operates.

                         PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements



                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  ----------------------------------------------
                                     ASSETS

                                                       March 31, 1997      June 30, 1996
                                                       --------------      -------------
CURRENT ASSETS
           Cash                                        $      81,519       $     174,737
           Accounts receivable                             2,460,367           2,872,304
           Inventory (Note 3)                              4,811,623           4,613,074
           Costs and estimated
             earnings in excess
             of billings
             on uncompleted contracts
             (Note 4)                                        173,795           3,170,206
           Prepaid expenses
             and other current assets                        266,644             260,259
           Prepaid taxes on income                           536,648                --
           Deferred Income Taxes                              46,500              46,500
                                                       -------------       -------------
             Total Current Assets                          8,377,096          11,137,080

PROPERTY, PLANT AND EQUIPMENT
           (net of accumulated depreciation
           and amortization of $3,101,331 at
           March 31, 1997 and $2,801,885 at
           June 30, 1996)                                  2,339,519           2,067,531

OTHER ASSETS
           Intangible assets (net of accumulated
           amortization of $36,508 at
           March 31, 1997 and $20,283 at
           June 30, 1996)                                    379,492             393,617
           Patents (net of accumulated
           amortization of $84,930 at
           March 31, 1997 and $75,311 at
           June 30, 1996)                                    172,703             146,300

           Other                                              50,608              65,412
                                                       -------------       -------------
             Total Other Assets                              602,803             605,329
                                                       -------------       -------------
TOTAL ASSETS                                           $  11,319,418       $  13,809,940
                                                       =============       =============

                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  ---------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                              March 31, 1997    June 30, 1996
                                              --------------    -------------
CURRENT LIABILITIES

           Short-term borrowings              $  1,925,000     $  3,325,000

           Current portion of
             long-term debt                        281,510          484,474

           Accounts payable                      1,099,187          893,314

           Accrued expenses                        510,172        1,001,480

           Accrued payroll and
             payroll taxes                         311,014          235,967

           Taxes payable on income                   --             114,145
                                              ------------      -----------
           Total Current Liabilities             4,126,883        6,054,380

LONG TERM DEBT                                     317,739          141,666

DEFERRED INCOME TAXES                               27,734           27,734

MINORITY INTEREST IN EQUITY OF
CONSOLIDATED SUBSIDIARY                              --              84,956

COMMITMENTS AND CONTINGENCY
(Note 5)

SHAREHOLDERS' EQUITY

           Common Stock
             Stated value $5 per
             share, with 60,000 shares
             authorized, 31,873 shares
             issued and 28,175 shares
             outstanding                           159,365          159,365

           Additional paid in
           capital                                 517,010          517,010

           Retained Earnings                     6,233,040        6,887,182

           Less: treasury stock,
           3,698 shares at cost                    (62,353)         (62,353)
                                              ------------      -----------

Total Shareholders' Equity                       6,847,062        7,501,204
                                              ------------      -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                          $ 11,319,418     $ 13,809,940
                                              ============     ============


                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   -------------------------------------------


                                                      Three Months Ended
                                                          March 31,
                                                 1997                   1996
                                                 ----                   ----
NET SALES                                   $ 3,000,031            $  8,100,045

COST OF SALES                                 2,281,704               5,781,763
                                            -----------            ------------
GROSS PROFIT                                    718,327               2,318,282

SELLING AND ADMINISTRATIVE
   EXPENSES                                     842,064                 759,113

RESEARCH AND DEVELOPMENT
   EXPENSES                                     227,892                 254,452

INTEREST EXPENSE                                 49,557                 103,707
                                            -----------            ------------
INCOME (LOSS) FROM OPERATIONS                  (401,186)              1,201,010

OTHER INCOME (LOSS)                             (16,937)                 15,680
                                            -----------            ------------
INCOME (LOSS) BEFORE MINORITY
INTEREST                                       (418,123)              1,216,690

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARY                           --                     78,897
                                            -----------            ------------
   INCOME (LOSS) BEFORE INCOME TAXES           (418,123)              1,295,587

   LESS: NET TAX EXPENSE (BENEFIT)             (105,548)                524,290
                                            -----------            ------------

NET INCOME (LOSS)                           $  (312,575)           $    771,297
                                            ===========            ============

PRIMARY EARNINGS (LOSS) PER SHARE           $     (8.98)           $      22.11
                                            ===========            ============

WEIGHTED AVERAGE COMMON SHARES              $    34,817            $     34,879
                                            ===========            ============

                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   -------------------------------------------

                                              Nine Months Ended
                                                   March 31,
                                          1997                 1996
                                          ----                 ----
NET SALES                            $ 10,163,277          $ 20,443,219

COST OF SALES                           8,085,415            15,373,636
                                     ------------          ------------
GROSS PROFIT                            2,077,862             5,069,583
SELLING AND ADMINISTRATIVE
   EXPENSES                             2,320,147             2,079,794
RESEARCH AND DEVELOPMENT
   EXPENSES                               701,317               743,153

INTEREST EXPENSE                          144,003               254,121
                                     ------------          ------------
INCOME (LOSS) FROM OPERATIONS          (1,087,605)            1,992,515

OTHER INCOME                               11,526                22,806
                                     ------------          ------------
INCOME (LOSS) BEFORE MINORITY
INTEREST                               (1,076,079)            2,015,321

MINORITY INTEREST IN LOSS
OF CONSOLIDATED SUBSIDIARY                 84,956               235,695
                                     ------------          ------------
INCOME (LOSS) BEFORE INCOME TAXES        (991,123)            2,251,016

   LESS: NET TAX EXPENSE (BENEFIT)       (336,981)              903,229
                                     ------------          ------------

NET INCOME (LOSS)                    $   (654,142)         $ 1,347,787
                                     ============          ===========
PRIMARY EARNINGS (LOSS) PER SHARE    $     (18.79)         $     38.64
                                     ============          ===========

WEIGHTED AVERAGE COMMON SHARES             34,817               34,879
                                     ============          ===========

                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND YEAR ENDED JUNE 30, 1996
                                   (UNAUDITED)
      ---------------------------------------------------------------------



                                   Common Stock             Additional                                     Total
                                                             Paid In        Retained      Treasury     Shareholders'
                               Shares         Amount         Capital        Earnings        Stock          Equity
                               ------         ------        ----------      ---------     --------     -------------
Balance at
  June 30, 1995                28,175       $ 159,365       $ 517,010     $ 5,180,215    $ (62,353)     $ 5,794,237

Net Income for
  the year ended
  June 30, 1996                  --             --              --          1,706,967        --           1,706,967
                               ------       ---------       ---------     -----------    ---------      -----------

Balance at
  June 30, 1996                28,175         159,365         517,010       6,887,182      (62,353)       7,501,204

Net loss for
 the nine months
 ended March 31,
 1997                            --             --              --           (654,142)       --            (654,142)
                               ------       ---------       ---------     -----------    ---------      -----------


Balance at
 March 31, 1997                28,175       $ 159,365       $ 517,010     $ 6,233,040    $ (62,353)     $ 6,847,062
                               ======       =========       =========     ===========    =========      ===========


                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED
                        --------------------------------

                                                                  Nine Months Ended
                                                                      March 31,
                                                                 1997            1996
                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                        $ (654,142)     $  1,347,787
     Adjustments to reconcile net income (net loss)  to
       net cash provided by (used by) operating
       activities:
         Depreciation and amortization                           325,290           283,664
         Minority interest in loss of
           consolidated subsidiary                               (84,956)         (235,695)
         (Increase) decrease in:
           Accounts receivable                                   411,937          (735,721)
           Inventory                                            (198,549)          (85,342)
           Prepaid expenses and other assets                      (6,385)         (286,352)
           Prepaid taxes or income                              (536,648)             --
           Costs and estimated earnings in
             excess of billings on
             uncompleted contracts                             2,996,411        (1,372,143)
         Increase (decrease) in:
           Accounts payable                                      205,873           188,002
           Accrued expenses and payroll taxes                   (416,261)          367,478
           Taxes payable - on income                            (114,145)         (121,917)
                                                              -----------      -----------
NET CASH PROVIDED BY (USED BY) OPERATING
     ACTIVITIES                                                1,928,425          (650,239)
                                                              -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                          (609,556)         (918,909)
(Increase) decrease in other assets                               14,804           (37,343)
                                                              -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES                           (594,752)         (956,252)
                                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (payments) proceeds on line of credit                   (1,400,000)        2,175,000
  Net (payments) proceeds of long-term debt                      (26,891)          (23,468)
  Other                                                             --             (19,946)
                                                              -----------      -----------
NET CASH (USED BY) PROVIDED BY FINANCING ACTIVITIES           (1,426,891)        2,131,586
                                                              -----------      -----------
NET DECREASE (INCREASE) IN CASH                                  (93,218)          525,095
                                                              -----------      -----------
CASH - beginning                                                 174,737            66,905
                                                              -----------      -----------
CASH - ending                                                 $   81,519       $   592,000
                                                              -----------      -----------
     SUPPLEMENTARY INFORMATION REGARDING
       NON-CASH INVESTING ACTIVITIES
         Acquisition of intangible assets                     $     -          $   414,000
                                                              ===========      ===========

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        March 31, 1997 and March 31, 1996

Note 1. The Consolidated Financial Statements of Nuclear Research Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 1997 and June 30, 1996 and the consolidated results of operations and cash flows for the three months and nine months ended March 31, 1997 and 1996. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

The consolidated results of operations for the nine months ended March 31, 1997 and 1996 are not necessarily indicative of the results for the full year.

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

MDLLC now has a deficit in its equity account. Therefore, according to generally accepted accounting principles, the liability in Minority Interest in Equity of Consolidated Subsidiary has been reduced to zero on the Consolidated Balance Sheet at March 31, 1997.

All significant inter-company accounts and transactions have been eliminated in consolidation.

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.  Inventory.



                                                      (Unaudited)
                                           March 31,                June 30,
                                              1997                    1996
                                           ---------                --------

Inventory consists of:
Work-In-Process
  United States Government
   contracts                              $3,063,895               $3,226,042
  Commercial contracts                     1,646,374                  865,157
Purchased and manufactured
   parts                                     592,382                  521,875
                                          ----------               ----------

                                           5,302,651                4,613,074
Less:  Progress payments on United
States Government contracts                  491,028                   --
                                          ----------               ----------

Total                                     $4,811,623               $4,613,074
                                          ==========               ==========


The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at March 31, 1997, reported inventories would have been $1,050,819 higher and reported net loss would have decreased by $16,230 ($.47 per share). The pro forma effect relating to the use of the FIFO method would have resulted in the following balances for the statement of operations presentation for the nine months ended March 31, 1997:


             Gross Profit                          $  2,002,310
                                                   ============
             Loss from Operations                  $ (1,063,014)
                                                   ============
             Net Loss                              $   (637,912)
                                                   ============

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

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:


      Costs incurred and estimated
       earnings on uncompleted
       contracts                                         $9,053,170

      Billings to date                                    8,879,375
                                                         ----------
                                                         $  173,795
                                                         ==========
      Included in accompanying balance sheet under the following caption:

      Costs and estimated earnings
       in excess of billings on
       uncompleted contracts                             $  173,795
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


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

                  The Company experienced disappointing results during the nine months ended March 31, 1997, in part due to (a) completion of several government contracts and (b) decreased sales resulting from the Company's inability to ship a new product to the United States government during the current fiscal year. That product is currently in the first article stage of production and requires government approval prior to shipment. The Company anticipates that shipments of this product will commence in the first quarter of the fiscal year ended June 30, 1998.

                  The Company anticipates that it will continue to show a net loss for the three months ended June 30, 1997 due to (a) its inability to ship the new product to the government during the current fiscal year, as discussed above, (b) a decrease in orders received during the nine months ended March 31, 1997, (c) delays in the Company's ability to reduce costs in accordance with reduced sales and (d) the inclusion of the majority of MDLLC's losses in the Company's financial statements (see Note 2 to the Consolidated Financial Statements).

                  In January 1997, the Company entered into a term loan in the amount of $1,800,000, of which amount $1,400,000 was committed for the Company's acquisition of two companies with which it was then in negotiations. Both acquisition attempts failed; however, the Company continues to seek acquisition opportunities. In addition, the Company anticipated, but did not realize, significant growth for MDLLC as well as for the Company's Geiger Muller tube and nucleonic gauge product lines.

                  Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996.

                  Sales for the three months ended March 31, 1997 decreased to $3,000,031 from $8,100,045 for the three months ended March 31, 1996 due to (a) the completion of several government contracts and (b) the Company's inability to ship a new product to the United States government during the period, as discussed above.

                  Income (loss) from operations decreased to a loss of $401,186 for the three months ended March 31,1997 as compared to income of $1,201,010 for the three months ended March 31, 1996 because of reduced sales. Due to reduced sales, gross profit as a percentage of sales decreased to 23.94% as compared to 28.62% for the three months ended March 31, 1996.

                  Selling and administrative expenses increased to $842,064 for the three months ended March 31, 1997 as compared to $759,113 for the three months ended March 31, 1996, due primarily to increases in insurance expenses. Due to reduced sales, as a percentage of sales, selling and administrative expenses increased to 28.07% for the three months ended March 31, 1997 as compared to 9.37% for the three months ended March 31, 1996.

                  Research and development expenses decreased to $227,892 for the three months ended March 31, 1997 as compared to $254,452 for the three months ended March 31, 1996. Due to reduced sales, as a percentage of sales, research and development expenses increased to 7.60% as compared to 3.14% for the three months ended March 31, 1996.

                  Interest expense decreased $54,150 to $49,557 for the three months ended March 31, 1997. The decrease can be accounted for by decreased borrowings and a reduction in related costs associated with a letter of credit for a multi-year contract.

                  Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31, 1996.

                  Sales for the nine months ended March 31, 1997 decreased to $10,163,277 from $20,443,219 for the nine months ended March 31, 1996 due to (a) the completion of several government contracts and (b) the Company's inability to ship a new product to the United States government during the period, as discussed above.

                  Income (loss) from operations decreased to a loss of $1,087,605 for the nine months ended March 31, 1997 from income of $1,992,515 for the nine months ended March 31, 1996 because of reduced sales. Due to reduced sales, gross profit as a percentage of sales decreased to 20.44% as compared to 24.80% for the nine months ended March 31, 1996.

                  Selling and administrative expenses increased $240,353 to $2,320,147 for the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996 due to (a) increases in salaries and (b) commission expenses related to foreign sales. Due to reduced sales, as a percentage of sales, selling and administrative expenses increased to 22.83% for the nine months ended March 31, 1997 as compared to 10.17% for the nine months ended March 31, 1996.

                  Research and development expenses decreased $41,836 to $701,317 for the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996. Due to reduced sales, research and development expenses increased to 6.90% for the nine months ended March 31, 1997 as compared to 3.64% for the nine months ended March 31, 1996.

                  Interest expense decreased to $144,003 for the nine months ended March 31, 1997 as compared to $254,121 for the nine months ended March 31, 1996. The decrease can be accounted for by decreased borrowings and a reduction in related costs associated with a letter of credit for a multi-year contract.

Liquidity and Capital Resources

                  During the nine months ended March 31, 1997, reductions in accounts receivable of $411,937, costs and estimated earnings in excess of billing on uncompleted contracts of $2,996,411 and an increase in accounts payable of $205,873 were the factors that affected cash provided by operating activities. The reduction in accounts receivable occurred due to the Company's ability to collect year end receivables (typically the highest during the year) during the nine months ended March 31, 1997. Decreases in accrued expenses and payroll taxes of $416,261 combined with an increase in prepaid taxes on income of $536,648 partially offset cash provided by operating activities. The decrease in accrued expenses is primarily a result of the reduction of accrued commission expenses and the repayment of an outstanding liability. The increase in prepaid taxes on income results from the payment of estimated income taxes combined with the tax benefits associated with the net loss for the nine months ended March 31, 1997. The costs and estimated earnings in excess of billings on uncompleted contracts resulted from the Company's use of the percentage of completion method for income recognition of several multi-year contracts.

                  During the nine months ended March 31, 1997, the Company made capital expenditures in the aggregate amount of $201,778 to purchase manufacturing and computer equipment and to make certain expenditures associated with patents. Additionally, $407,778 was expended on the 20,000 square foot addition to the Company's Warrington facility. Cash used by financing activities was a result of payments on the line of credit $1,400,000 and on long term debt of $426,891 which were partially offset by a new term loan in the amount of $1,800,000, of which $400,000 was drawn in the quarter ended March 31, 1997.

                  The Company's backlog of orders as of April 30, 1997 was $14,863,000 as compared to $10,078,000 as of April 30, 1996. The recent completion of several government contracts may continue to reduce sales and earnings over one or more succeeding quarters and until existing backlog and new orders and deliveries are sufficient to reverse the trend.

                  On January 14, 1997, the Company increased its working capital line of credit to $5,500,000. The interest rate of this facility is payable at the bank's prime rate. Additionally, on January 14, 1997, the Company entered into a $1,800,000 term loan with repayment based on a five year term. During the three months ended March 31, 1997, the Company drew $400,000 of the $1,800,000 available on the term loan, at an interest rate of 7.85%. Both the working capital line of credit and the term loan are secured by accounts receivable, inventory, certain real property, assignments of government contracts and a letter of credit confirmed and negotiated by the bank. The Company believes that funds from operations and amounts available under its credit facilities continue to be sufficient to satisfy the Company's cash requirements.

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

                  Not Applicable.

Item 5.           Other Information.

                  Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                  10(a) Term Loan Agreement, dated as of January 14, 1997, between the Company and CoreStates Bank, N.A. ("CoreStates").

                  10(b) Commercial Promissory Note, dated January 14, 1997, from the Company to CoreStates.

                  10(c) Open-End Mortgage, made on January 14, 1997, by the Company in favor of CoreStates.

                  10(d) Line of Credit Agreement, dated as of January 14, 1997, between the Company and CoreStates.

                  10(e) Master Demand Note, dated January 14, 1997, from the Company to CoreStates.

                  10(f) Open-End Mortgage, made on January 14, 1997, by the Company in favor of CoreStates.

                  10(g) Security Agreement, made on January 14, 1997, between CoreStates and the Company.

                  10(h) General Assignment of Government Contracts and the Proceeds Thereof, dated as of January 14, 1997, from the Company to CoreStates.

                  10(i) Assignment of Proceeds of Letter of Credit, dated January 14, 1997, from the Company to CoreStates.

                  11       Computation of earnings per share.

                  27       Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NUCLEAR RESEARCH CORPORATION
                                          (Registrant)

Date: May 15, 1997                /s/ Earl M. Pollock
                                  ------------------------------------
                                  Earl M. Pollock
                                  Chairman of the Board and President
                                  (Principal Executive Officer)

Date: May 15, 1997                /s/ Mark S. Pollock
                                  ------------------------------------
                                  Mark S. Pollock
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer)

                                  EXHIBIT INDEX


Exhibit                                                       Method of Filing
-------                                                       ----------------
10(a)      Term Loan Agreement, dated as of January 14,             *
           1997, between the Company and CoreStates
           Bank, N.A. ("CoreStates").

10(b)      Commercial Promissory Note, dated January                *
           14, 1997, from the Company to CoreStates.

10(c)      Open-End Mortgage, made on January 14,                   *
           1997, by the Company in favor  of CoreStates.

10(d)      Line of Credit Agreement, dated as of January            *
           14, 1997, between the Company and
           CoreStates.

10(e)      Master Demand Note, dated January 14, 1997,              *
           from the Company to CoreStates.

10(f)      Open-End Mortgage, made on January 14,                   *
           1997, by the Company in favor of CoreStates.

10(g)      Security Agreement, made on January 14,                  *
           1997, between CoreStates and the Company.

10(h)      General Assignment of Government Contracts               *
           and the Proceeds Thereof, dated as of January
           14, 1997, from the Company to CoreStates.

10(i)      Assignment of Proceeds of Letter of Credit,              *
           dated January 14, 1997, from the Company to CoreStates.

11         Computation of earnings per share.                       *

27         Financial Data Schedule                                  *


*  Filed electronically herewith.