Form 10-K
period 1997-06-30
NUCLEAR RESEARCH CORP
filed 1997-09-29
CIK 73296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
 x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

                                       or

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ____

                          Commission file number 0-9613


                          NUCLEAR RESEARCH CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   1343870
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification  Number)

         125 Titus Avenue
       Warrington, Pennsylvania                                     18976
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (215) 343-5900

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, stated value $5 per share
-------------------------------------------------------------------------------
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                        No
              ----                          ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         There is no trading market for the voting securities of the Registrant. The Registrant had 28,175 common shares outstanding as of June 30, 1997, of which 10,725 shares are held by persons who are not officers or directors of the Registrant.

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

         (b) Products and Markets. The Company's product categories consist of:
(i) portable radiation detection and health physics measuring instruments ("Health Physics Instruments"); (ii) environmental systems and equipment for detecting, measuring and monitoring radiation in air, liquid and gases for nuclear materials ("Environmental Monitoring Systems and Equipment"); and (iii) temperature/humidity monitoring and alarm systems for food processing plants, cold storage and transit ("Temperature/Humidity Monitoring Systems"), Geiger Muller tubes for detecting radiation ("Geiger Muller Tubes") and nuclear gauges for industrial process control ("Nucleonic Gauges"). The Company sells products to the United States Government (the "Government"), to foreign governments, and to utilities and companies in the processing industry, including mining, chemical, petroleum, steel, paper, glass, transportation and food and beverage companies.

         Net sales contributed by these product categories and their percentage of total sales are as follows:



                                                                                     Net Sales
              Product Categories                                               (Dollars in Thousands)
                                                                        For the Fiscal Year Ended June 30,
                                                             -----------------------------------------------------
                                                                  1997                1996                   1995
                                                                  ----                ----                   ----
Health Physics Instruments                                     $ 5,818               $17,641               $21,600
Environmental Monitoring Systems
  and Equipment                                                  5,418                 7,049                 5,143
Nucleonic Gauges, Geiger Muller
Tubes and Temperature/Humidity                                     967                   411                   309
Monitoring Systems                                             -------               -------               --------
                           TOTAL                               $12,203               $25,101               $27,052



              Product Categories                                               Percentage of Net Sales
                                                                         For the Fiscal Year Ended June 30,
                                                              -------------------------------------------------------
                                                                1997                    1996                    1995
                                                                ----                    ----                    ----
Health Physics Instruments                                      47.7%                   70.3%                   79.9%
Environmental Monitoring Systems
  and Equipment                                                 44.4                    28.1                    19.0
Nucleonic Gauges, Geiger Muller
Tubes and Temperature/Humidity                                   7.9                     1.6                     1.1
Monitoring Systems                                            -------                  ------                  ------
                  TOTAL                                        100.0%                  100.0%                  100.0%


                  During the fiscal year ended June 30, 1997 ("fiscal 1997"), the Company continued its efforts to expand its business in two product lines, the Temperature /Humidity Monitoring Systems product line and the Geiger Muller Tube product line, and committed additional resources to upgrade its Nucleonic Gauges product line.

                  In July 1995 the Company entered into an operating agreement for the formation of a New Jersey limited liability company (the "LLC"). The purpose of the LLC is to develop, manufacture, produce and sell Temperature/Humidity Monitoring Systems and other related products or services. Pursuant to a contribution agreement among the Company and the other members of the LLC, the Company contributed property, in the form of cash, inventory and other business assets with a fair market value of $300,000, in exchange for a 42% membership interest in the LLC. The Company will produce under a manufacturing agreement the Temperature/Humidity Monitoring Systems which will be sold by the LLC and will provide administrative services to the LLC. At June 30, 1997, the LLC's backlog for Temperature/Humidity Monitoring Systems was $897,000 compared to $17,000 at June 30, 1996. Included in the backlog at June 30, 1997 is $731,000 of orders which require customer approval of trial units prior to shipment of production units. Substantially all such orders are subject to cancellation.

                  In addition to its efforts to expand its business in its Temperature/Humidity Monitoring Systems product line, the Company has continued marketing Geiger Muller Tubes for both military and commercial markets. The Company believes that the discrete sale of such radiation detectors represents a continuing diversification of its product line. At June 30, 1997 backlog for Geiger Muller Tubes was $122,000 compared to $73,000 at June 30, 1996.

                  During fiscal 1997, the Company dedicated resources toward broadening and updating its Nucleonic Gauges product line. At June 30, 1997 backlog for Nucleonic Gauges was $46,000 compared to $28,000 at June 30, 1996.


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

                  (c) Distribution. The Company's products are marketed directly to its customers through its own marketing staff and through a variety of manufacturers' representatives acting as independent commissioned sales agents and distributors. Commissions range from 3% to 15% depending upon the amount of follow-up service provided. In certain instances, where opportunities for growth or expansion are unique, the Company has tailored its agreements with such representatives with a view to enhance sales efforts. Approximately 75% of all sales in fiscal 1997 were obtained through the Company's internal marketing staff which currently consists of seven persons.

                  (d) Backlog. At June 30, 1997, the Company's backlog of orders was $18,795,000 compared to $19,195,000 at June 30, 1996. Substantially all such orders are subject to cancellation. Included in the backlog at June 30, 1997 is a $3,900,000 contract with a South Korean company which was awarded to the Company but not signed as of June 30, 1997. The contract was signed on September 18, 1997. The Company expects to ship approximately

$8,000,000 of the June 30, 1997 backlog in the fiscal year ended June 30, 1998 ("fiscal 1998"). Also included in the backlog of orders at June 30, 1997 and 1996, respectively, is $4,200,000 and $7,300,000 which represents the unfunded amount on a Government contract awarded in May 1996.

                  The Company was awarded a $10,600,000 contract by the United States Army in May 1996. The Government exercised options and the current value of the contract is $11,050,000. The contract represents a continuation of the Company's manufacturing for the United States Army of a next generation product that utilizes the Company's patented technique of radiation measurement. The Company experienced difficulty completing the first article and anticipates (although there is no assurance of) first article completion by October 1997. In such event, shipments are expected to commence in the second quarter of fiscal 1997.

                  The recent completion of several Government contracts may continue to reduce sales and earnings over one or more succeeding quarters and until existing backlog and new orders are sufficient to reverse the trend.

                  Domestic commercial orders for fiscal 1997 were $2,325,000 compared to $3,022,000 for the fiscal year ended June 30, 1996 ("fiscal 1996"). The Company believes that the decrease in domestic commercial orders is primarily attributable to customer budget constraints which have delayed orders.

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

                  (g) Customers. Contracts with the Government, including the United States Department of Defense, decreased from 65.1% of revenues in fiscal 1996 to 31.9% of revenues in fiscal 1997. The decrease resulted from the fulfillment of certain multi-year contracts and difficulties encountered completing the first article for a major Government contract. Some of the products manufactured for the Government are proprietary and others are manufactured in accordance with Government specifications and drawings. All of the Company's contracts with the Government provide for termination at the discretion of the Government for reasons of convenience and/or justifiable cause. Only four of the Government contracts accepted by the Company in its 47-year history have been terminated by the Government. The final negotiated settlements in three of those instances did not result in a material loss of profits on completed portions of the contracts because earned profits were paid up to the points of termination. However, termination does cause a reduction in backlog and in projected revenues and profits from the terminated portion of the contract.

                  The Government and one foreign power company are the only customers that accounted for at least 10% of the Company's total revenues in fiscal 1997. The loss or significant reduction of Government contract work would be likely to have a material adverse effect on the Company.

                  Total foreign shipments accounted for 44% of the Company's total revenues in fiscal 1997 as compared to 26% in fiscal 1996 and 12% in the fiscal year ended June 30, 1995 ("fiscal 1995").

                  Domestic commercial sales for fiscal 1997 increased to $2,931,000 compared to $2,296,000 for fiscal 1996. The increase in domestic commercial sales can be accounted for by an increase in the previous year's domestic commercial orders.

                  All of the Company's sales to unaffiliated customers are manufactured in and shipped from the United States. Export sales information appears below:



                                                      For the Year Ended June 30,
                                     ------------------------------------------------------------
                                          1997                   1996                   1995
                                         ------                 ------                 ------
Export Sales:
        Australia                        10,000             $   106,000              $     --
        Europe                          906,000                 662,000                  469,000
        Far East                      3,818,000               4,966,000                2,299,000
        Middle East                      29,000                  21,000                   36,000
        North America                   619,000                 648,000                  313,000
        Other                             --                     24,000                   15,000
                                    -----------            ------------              -----------
                            TOTAL    $5,382,000              $6,427,000               $3,132,000



                  (h) Regulation. The United States Nuclear Regulatory Commission ("USNRC") imposes controls on the handling of nuclear materials, including disposal of material waste and toxic material discharge, as well as security against loss or theft of nuclear material and the protection of personnel in or near nuclear environments. The Company is subject to these regulations and has on staff a qualified health physicist who serves as the Company's radiation safety officer and supervises the Company's compliance. He is responsible for the preparation, updating and implementation of the Company Radiation Safety Handbook, a copy of which is on file with the USNRC. The USNRC periodically conducts spot inspections to determine compliance with its regulations and license requirements.

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

                  The Company expended $1,054,389 on research in fiscal 1997 compared to $1,096,206 and $1,052,718 in fiscal years 1996 and 1995, respectively. Customer-sponsored research accounted for $0 in fiscal 1997, $97,382 in fiscal 1996 and $187,854 in fiscal 1995.

                  (j) Personnel. At September 1, 1997, the Company had a total of 132 full-time employees, consisting of 82 employees at the Company's Warrington, Pennsylvania location and 50 employees at the Company's Dover, New Jersey location. Of these employees, 64 are engineering and production workers and the balance are officers, managers, clerical personnel and indirect labor. None of the Company's employees are represented by a labor union.


Item 2. Properties.

                  On March 23, 1981, the Company purchased a building at 125 Titus Avenue, Warrington, Pennsylvania for use as the Company's headquarters and as a manufacturing facility. The building, which is located on a three-acre site, originally contained approximately 29,000 square feet with approximately 8,000 square feet reserved for offices and engineering laboratories and 21,000 square feet for manufacturing facilities. During fiscal 1996, the Company completed construction of a 20,000 square foot addition to the Warrington facility to accommodate increased space requirements and to provide space for growth. During fiscal 1997, the Company completed additional work in connection with the new addition, including interior finishing, plumbing and electrical work, expansion of existing parking lots and installation of exterior lighting.

                  On January 15, 1982, the Company leased 38,000 square feet of space on the second floor of a building on Richboynton Road in Dover, New Jersey, to be used for offices, engineering laboratories and manufacturing facilities. The lease term was for a period of ten years with a five-year renewal option which was exercised, effective March 1, 1992. The lease expired effective February 28, 1997 and the Company executed a new, two year lease for the same space, plus an additional 10,000 square feet for storage, effective March 1, 1997. The new lease provides the Company with three one-year renewal options. See Note 8 to the Consolidated Financial Statements.

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

        Not applicable

                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

                  There is no established public trading market for the common stock of the Company.


                  As of June 30, 1997, the Company had approximately 1,725 shareholders of record.


                  The Company did not pay any dividends in fiscal years 1997 and 1996 and does not anticipate paying dividends in the foreseeable future.

Item 6.  Selected Financial Data.


                                                     For the Fiscal Year Ended June 30,
                       -------------------------------------------------------------------------------------------

                            1997              1996               1995               1994               1993
                       -------------      -------------      --------------     -------------       --------------
Net Sales              $  12,202,559      $  25,100,604      $  27,051,737      $ 20,852,694        $  22,201,291

Net Income (Loss)      $ (1,300,095)      $   1,706,967      $   1,278,476           622,353(1)     $     395,179

Net Income (Loss)
Per Common
Share                  $     (37.94)      $       48.52      $       38.25      $      19.69        $       12.84

Total
Assets                 $  11,667,603      $  13,809,940      $  11,392,003(2)   $ 11,024,694        $  10,296,249

Long-term
Debt                   $     217,895            141,666      $     379,131      $    738,870        $     913,680

Dividends
Declared,
Per Common
Share                  $           0      $           0      $           0      $          0        $           0


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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

                  During fiscal 1997, reductions in costs and estimated earnings in excess of billing on uncompleted contracts of $2,962,602 combined with an increase in prepaid taxes on income and tax refund receivables of $849,522 were the principal factors which affected the cash provided by operating activities. The decrease in costs and estimated earnings in excess of billings on uncompleted contracts is primarily attributable to the shipments of several multi-year contracts during fiscal 1997. The costs and estimated earnings in excess of billings on uncompleted contracts resulted from the Company's use of the percentage of completion method for income recognition of several multi-year contracts. See Note 1 to the Consolidated Financial Statements. The increase in prepaid taxes on income and tax refund receivable is primarily the result of the tax benefit associated with the net loss in fiscal 1997 combined with the payment of estimated taxes. Increases in inventory of $454,903 combined with decreases in accounts receivable of $862,763 and accrued expenses and payroll taxes of $393,014 partially offset cash provided by operating activities for fiscal 1997. The increase in inventory can be attributed primarily to (a) a major new Government contract scheduled to ship during fiscal 1998 and (b) delays in shipment of several commercial contracts. The decrease in accounts receivable is primarily attributable to substantially higher sales in fiscal 1996 as compared to fiscal 1997. The decrease in accrued expenses and payroll taxes resulted primarily from a reduction of accrued commission expenses and the repayment of an outstanding liability.

                  The Company made capital expenditures in fiscal 1997 in the aggregate amount of $277,323 to purchase manufacturing and computer equipment and to make certain expenditures associated with patents. Additionally, $411,086 was expended on the 20,000 square foot addition to the Company's Warrington facility. Cash used by financing activities for fiscal 1997 decreased to $101,408 as a result of proceeds on long-term debt in the amount of $511,816 partially offset by payments on long-term debt of $613,224.

                  During fiscal 1997, the Company increased its working capital line of credit to $5,500,000 of which $3,325,000 was outstanding at June 30, 1997. The interest rate on this line of credit is payable at the prime rate (8 1/2% as at June 30, 1997) of the Company's lender (the "Bank"). The line of credit is collateralized by accounts receivable, inventory, property, plant and equipment, assignment of a letter of credit confirmed and negotiated by the Bank, assignment of all existing and future Government contracts that exceed $500,000 and the guaranty of the Company's wholly-owned subsidiary, NRC Acquisition Corp. ("NRC"), and the LLC. The maximum amount guaranteed by the LLC is $400,000. The maximum amount available for advances under this line of credit is limited to certain standby letters of credit issued as collateral for performance on long-term contracts and bids. The value of these standby letters of credit was $272,622 at June 30, 1997. See Notes 4 and 8 to the Consolidated Financial Statements.

                  The Company also has a long-term note with the Bank at an interest rate of 8.25%. The note is collateralized by accounts receivable, inventory, property, plant and equipment and assignment of a letter of credit confirmed and negotiated by the Bank. The principal balance of this loan at June 30, 1997 was $141,666. See Note 5 to the Consolidated Financial Statements.

                  On January 14, 1997, the Company entered into a $1,800,000 term loan with repayment based on a five year term, with interest at 7.85% per annum. In June 1997, the Company negotiated with the Bank the terms of a Commercial Promissory Note Modification Agreement pursuant to which the principal amount of the term loan note was reduced to $400,000, the amount of monthly principal payments thereon was reduced from $20,000 to $8,750 and the term of the loan was reduced from five years to three years. The note is collateralized by accounts receivable, inventory, property, plant and equipment, assignment of a letter of credit confirmed and negotiated by the Bank, assignment of all existing and future Government contracts that exceed $500,000 and the guaranty of NRC and the LLC. The purpose of this loan is to assist in financing the working capital requirements of the LLC. The principal balance of this loan at June 30, 1997 was $271,520. See Note 5 to the Consolidated Financial Statements.

                  The Company believes that, notwithstanding the Company's recent performance, funds from operations and amounts available under its present credit facilities will be sufficient to satisfy the Company's operating cost requirements in the current fiscal year.

Results of Operations

                  The Company experienced disappointing results in both sales and earnings during fiscal 1997, in part due to (a) completion of several Government contracts, (b) decreased sales resulting from the Company's inability to ship a new product to the Government during the fiscal year, (c) customers' budget constraints, which have delayed orders, and (d) a lower order base which Management believes is due to competitive conditions. The aforementioned new product that the Company was unable to ship to the Government during fiscal 1997 is currently in the first article stage of testing and requires Government approval prior to shipment. The Company anticipates (although there is no assurance) that shipments of this product will commence in the second quarter of fiscal 1998.

                  The Company anticipates that it will continue to show a net loss for at least the first two quarters of fiscal 1998 due to (a) its inability to ship the new product to the Government during the first quarter, to date, in fiscal 1998, as discussed above, (b) a decrease in orders received during fiscal 1997, (c) delays in the shipment of several commercial contracts, (d) delays in the Company's realization of the benefits of its cost reduction efforts and (e) the Company's continued investments toward the growth of the LLC and the development of opportunities for growth, particularly with respect to its Geiger Muller Tubes and Nucleonic Gauge product lines.

                  In January 1997, the Company entered into a term loan in the amount of $1,800,000, of which amount $1,400,000 was committed for the Company's acquisition of two companies with which it was then in negotiations. Both acquisition attempts failed and the principal amount of the term loan note was reduced to $400,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources." However, the Company continues to seek acquisition opportunities. In addition, the Company anticipated, but did not realize, significant growth for the LLC as well as for the Company's Geiger Muller Tube and Nucleonic Gauge product lines.

                  In July 1997, the Company reduced its work force in accordance with reduced sales levels.


Fiscal 1997 Compared with Fiscal 1996

                  Sales for fiscal 1997 decreased to $12,202,559 from $25,100,604 for fiscal 1996. The decrease in sales in fiscal 1997 is attributable to the factors discussed above. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Results of Operations."

                  Income (loss) from operations decreased to a loss of $2,214,398 in fiscal 1997 from income of $2,312,394 in fiscal 1996 because of reduced sales. Due to reduced sales, gross profit as a percentage of sales decreased to 17.57% as compared to 27.06% for fiscal 1996.

                  Selling and administrative expenses increased $49,534 to $3,076,612 in fiscal 1997. Due to reduced sales, as a percentage of sales, selling and administrative expenses increased to 25.21% for fiscal 1997 as compared to 12.06% for fiscal 1996.

                  During fiscal 1997, the Company continued its practice of investing in the development of new technologies and new applications of its existing technologies in an effort to create new business opportunities. Research and development expenses decreased $41,817 to $1,054,389 for fiscal 1997. Due to reduced sales, as a percentage of sales, research and development expenses increased to 8.64% for fiscal 1997 as compared to 4.37% for fiscal 1996.

                  Interest expenses decreased $130,268 to $227,128 for fiscal 1997 as a result of decreased borrowings and a reduction in related costs associated with a letter of credit for a multi-year contract.

                  The effective tax rate increased from 36% in fiscal 1996 to 39% in fiscal 1997.

                  FAS 106 - Post Retirement Benefits Other than Pensions and FAS 109 - Accounting for Income Taxes have been issued and are effective for the years beginning after December 15, 1992. In the opinion of Management, the adoption of these pronouncements has not had a material effect on the Company's financial position or its results of operations.



Fiscal 1996 Compared with Fiscal 1995


                  Sales for fiscal 1996 decreased to $25,100,604 from $27,051,737 for fiscal 1995. The decrease in sales in fiscal 1996 was primarily due to the completion of several Government contracts. However, the Company's aggressive marketing efforts in foreign markets resulted in an increase in foreign sales of 105% from $3,132,000 in fiscal 1995 to $6,427,000 in fiscal 1996.
                  Income from operations increased to a record $2,312,394 in fiscal 1996 from $2,034,346 in fiscal 1995. The increase in income from operations was primarily due to an increase in shipments of a particular product line with higher gross margins (which resulted in a more favorable product mix) which was partially offset by an increase in selling and administrative expenses. Gross profit as a percentage of sales increased to 27.06% for fiscal 1996 as compared to 20.07% for fiscal 1995.

                  Selling and administrative expenses increased $994,761 to $3,027,078 in fiscal 1996. The increase was primarily due to increased commission expenses and costs associated with the LLC. As a percentage of sales, selling and administrative expenses increased to 12.06% for fiscal 1996 as compared to 7.51% for fiscal 1995.

                  During fiscal 1996, the Company continued its practice of reinvesting part of its earnings to develop new technologies and new applications of its existing technologies in an effort to create new business opportunities. Research and development expenses increased $43,488 to $1,096,206 for fiscal 1996. The amount of research and development expenses funded internally for new product development was $998,824 in fiscal 1996, compared to $864,864 in fiscal 1995. As a percentage of sales, research and development expenses increased to 4.37% for fiscal 1996 as compared to 3.89% for fiscal 1995.

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

                  Earl M. Pollock, age 78, has been Chairman, President and Chief Executive Officer of the Company for more than five years.

                  Dorothy S. Pollock, age 68, is the wife of the President and has been a Director and Secretary of the Company for more than five years. Mrs. Pollock takes no active role in the operation of the business.

                  Charles H. Sulzberger, Jr., age 70, was elected a Director of the Company on August 10, 1981. Mr. Sulzberger was employed by Lincoln Bank (since merged with Continental Bank, Norristown, Pennsylvania) from 1973 to 1984, at which time he held the position of Vice President. He is currently engaged in private investment counseling.

                  Mark S. Pollock, age 38, was appointed Treasurer and Chief Financial Officer in May 1988. Mr. Pollock had been the Controller of the Corporation since November 1987. Mr. Pollock is a Certified Public Accountant. Mr. Pollock is the nephew of Earl and Dorothy Pollock.

                  Harold J. Cooley, age 63, was appointed Senior Vice President of Operations in 1988. Mr. Cooley had been the Vice President of Technical Support since November 1983.

                  Compliance with Section 16(a) of the Securities Exchange Act of 1934

                  Section 16(a) of the Securities Exchange Act of 1934 (the "Act"), and the regulations thereunder, requires the Company's officers and directors and persons who own more than 10% of the registered class of the Company's equity securities collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company's review of the copies of these reports received by it, and written representations received from reporting persons, the Company believes that all filings required to be made by the reporting persons for the period July 1, 1996 through June 30, 1997 were made on a timely basis.



Item 11.          Executive Compensation.


Summary Compensation Table


                  The following table provides certain summary information concerning compensation paid or accrued by the Company, for its fiscal year ended June 30, 1997, to or on behalf of the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company (the Company had only three executive officers during fiscal 1997).

                                        SUMMARY COMPENSATION TABLE

                                                                                                  Long Term Compensation
                                                                                        ------------------------------------------
                                            Annual Compensation                           Awards           Payouts
                                  ----------------------------------------------------------------------------------
   (a)                   (b)        (c)            (d)              (e)            (f)             (g)       (h)           (i)

                                                                Other Annual   Restricted                  LTIP           All Other
Name and                                                        Compensation   Stock            Options    Payouts        Compensa-
Principal Position       Year     Salary ($)      Bonus ($)          ($)       Award(s) ($)     SARs (#)   ($)            tion ($)
------------------       ----     ----------      ---------     ------------
Earl M. Pollock          1997     $249,343          -0-            -0-             -0-            -0-       -0-           $ -0-
 Chairman of the         1996     $226,622          -0-            -0-             -0-            -0-       -0-           $ -0-
  Board, President       1995     $229,546          -0-            -0-             -0-            -0-       -0-           $ -0-
  and Chief
  Executive Officer

Harold J. Cooley         1997     $230,342          -0-            -0-             -0-            -0-       -0-           $22,600*
 Senior Vice             1996     $225,514     $ 46,153            -0-             -0-            -0-       -0-           $17,384*
  President,             1995     $280,198          -0-            -0-             -0-            -0-                     $ -0-
  Operations

Mark S. Pollock          1997     $108,000          -0-            -0-             -0-            -0-       -0-           $ 8,308*
 Treasurer and           1996     $106,212          -0-            -0-             -0-            -0-       -0-           $ -0-
 Chief Financial         1995     $ 96,065          -0-            -0-             -0-            -0-       -0-           $ -0-
 Officer

===================================================================================================================================

===================================================================================================================================

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

                 Aggregated Option Exercises in Last Fiscal Year
                            and FY-End Option Values


                                                                            Number of Unexercised
                                                                            Options/SAR at Fiscal           Value of Unexercised
                                                                                 Year-End (#)            In-the-Money Options/SARs
                          Shares Acquired                                      (#) Exercisable/          at Fiscal Year-End ($)(1)
       Name               on Exercise (#)        Value Realized ($)              Unexercisable           Exercisable/Unexercisable
-------------------       ---------------        ------------------          ---------------------       -------------------------
Earl M. Pollock(2)              -                        -                            -0-                              -

Harold J. Cooley                -                        -                         2,300/450                    $322,763/26,915

Mark S. Pollock                 -                        -                           700/300                    $ 77,007/17,943


===================================================================================================================================

===================================================================================================================================

(1) There is no trading market for the Company's securities. The fair market value of the Company's Common Stock is determined by the book value of the Company's Common Stock. On June 30, 1997, the book value of the Company's Common Stock was $220.09 per share.

(2) See Item 13 "Certain Relationships and Related Transactions" for a description of warrants for the purchase of the Company's Common Stock that were granted to Earl M. Pollock in connection with and as partial consideration for a loan to the Company by Mr. Pollock and the execution of a non-recourse surety agreement by Mr. Pollock as security for the Company's credit facilities.

Employment Contracts and Change-in-Control Arrangements

                  On July 1, 1995, the Company entered into a seven-year employment agreement with Harold J. Cooley. Pursuant to the employment agreement, Mr. Cooley is presently entitled to receive base compensation at the annual rate of $235,040. In addition, at the end of each fiscal year Mr. Cooley is eligible for a bonus based on certain performance-based criteria. In the event that the Company terminates Mr. Cooley's employment without cause, the Company is required to continue to pay Mr. Cooley's base compensation, determined in accordance with the agreement, for the full term of the agreement. In the event that Mr. Cooley's employment is terminated due to death, the Company is required to continue to make all payments otherwise payable pursuant to the agreement to Mr. Cooley or his beneficiary, as applicable, for a period of one year following his death. If Mr. Cooley's employment is terminated due to disability, the Company's sole obligation is to pay Mr. Cooley's last full year's base compensation for one year following termination due to disability.

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

Compensation of Directors

                  Charles H. Sulzberger receives a fee of $500 per meeting of the Board of Directors that he attends. During fiscal 1997, the Company paid fees in the aggregate amount of $1,500 to Mr. Sulzberger.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  The following table sets forth, as of June 30, 1997, the number of shares of common stock owned beneficially by all persons known to the Company who are the beneficial owners of more than 5% of the Company's Common Stock, by all directors of the Company and by all directors and officers of the Company as a group.

                                       Amount and Nature of            Percent
Beneficial Owner(1)                  Beneficial Ownership (2)         of Class
-------------------                  ------------------------         --------
Earl M. Pollock                          15,751       (3)               43.5%
Dorothy S. Pollock                        7,751       (4)               27.5%
Harold J. Cooley                          2,477       (5)                8.1%
Mark S. Pollock                           2,506       (6)                8.6%
Charles H. Sulzberger, Jr.                1,896                          6.7%
Directors and officers as                30,381 (3)(5)(6)               77.3%
a group (5 persons)

------------

(1) The address of each of the persons listed above is 125 Titus Avenue, Warrington, Pennsylvania 18976.

(2) Based on information furnished to the Company by the directors and officers of the Company, these persons hold sole voting and dispositive power with respect to the shares of stock owned by them as of June 30, 1997.

(3) Includes 8,000 shares issuable upon exercise of warrants. Does not include shares owned by his wife, Dorothy S. Pollock, as to which Mr. Pollock disclaims beneficial ownership.

(4) Does not include shares owned by her husband, Earl M. Pollock, as to which Mrs. Pollock disclaims beneficial ownership.

(5) Includes 2,450 shares that Mr. Cooley has the option to purchase, 2,300 of which are currently exercisable and 150 of which will become exercisable on November 8, 1997. Excludes an aggregate of 300 shares issuable upon exercise of options held by Mr. Cooley that are not exercisable within 60 days.

(6) Includes an aggregate of 800 shares issuable upon the exercise of options granted to Mark S. Pollock, 700 of which are currently exercisable and 100 of which become exercisable on November 8, 1997; also includes 1,681 shares owned by his father's estate, of which he is a co-executor, as to which shares he disclaims beneficial ownership. Excludes an aggregate of 200 shares issuable upon exercise of options held by Mark S. Pollock which are not exercisable within 60 days.

                                     PART IV


Item 13.          Certain Relationships and Related Transactions.

                  In connection with and as partial consideration for a loan from the Company's President, Earl M. Pollock, which loan was repaid in fiscal 1993, the Company issued to Earl M. Pollock in March 1989 warrants for the purchase of 5,000 shares of the Company's common stock exercisable in 1,000 share multiples at $100 per share. The warrants initially were to expire on March 31, 1994 but, as a result of an amendment in July 1991, now expire on March 31, 2004. In November 1994, in connection with and as partial consideration for a non-recourse surety agreement executed by Earl M. Pollock as security for the Company's credit facilities, the Company issued to Mr. Pollock warrants for the purchase of 3,000 shares of the Company's common stock exercisable in 1,000 share multiples at $160.28 per share. The warrants expire on November 8, 2004. None of the warrants issued to Earl M. Pollock have yet been exercised. See Note 12 to the Consolidated Financial Statements. On January 14, 1997, in connection with the execution of new loan agreements with the Company, the Bank released the non-recourse surety agreement. See Notes 4 and 5 to the Consolidated Financial Statements.

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

                    2.  Consolidated Financial Statement Schedules:

                         Not applicable.

                    3. Reports on Form 8-K.

                         During the fiscal year ended June 30, 1997, the Company has not filed any Reports on Form 8-K.

                    4.  Exhibits:

Exhibit
Number              Description of Exhibits.
-------             -------------------------
 3(a)               Articles of Incorporation (incorporated herein by reference to Exhibit 1 to the Company's Form 10 filed on April 15,
                    1981).

Exhibit
Number              Description of Exhibits.
-------             ------------------------
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

10(b) Agreement for Merger and Plan of Reorganization dated August 5, 1986 among NRC Acquisition Corp., RIL Electronics, Inc. and the Company (incorporated herein by reference to Exhibit 2 to the Company's Report on Form 8-K filed on August 29,
                    1986).

10(c)* Stock option issued to Harold J. Cooley dated March 30, 1989 (incorporated herein by reference to Exhibit 10-e to the Company's Report on Form 10-K for the fiscal year ended June 30, 1989).

10(d)* Warrants issued to Earl Pollock dated March 30, 1989 (incorporated herein by reference to Exhibit 10-f to the Company's Report on Form 10-K for the fiscal year ended June 30, 1989).

10(e) $150,000 note issued to Earl Pollock dated March 2, 1989 (incorporated herein by reference to Exhibit 10-g to the Company's Report on Form 10-K for the fiscal year ended June 30, 1989).

10(f)* 1990 Incentive Stock Option and Non-Qualified Option Plan (incorporated herein by reference to Exhibit 10(h) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(g)* Amendment No. 1 to stock option issued to Harold J. Cooley (incorporated herein by reference to Exhibit 10(i) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(h)* Amendment No. 1 to warrant issued to Earl Pollock (incorporated herein by reference to Exhibit 10(j) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

Exhibit
Number              Description of Exhibits.
-------             -------------------------

10(i) Amended note issued to Earl Pollock (incorporated herein by reference to Exhibit 10(k) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(j) Amended and Restated Lease Agreement, dated December 31, 1996, by and between Cadillac Plastic Group, Inc. and the Company (incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996).

10(k) Term Loan Agreement, dated as of January 14, 1997, between the Company and CoreStates Bank, N.A. ("CoreStates") (incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(l) Commercial Promissory Note, dated January 14, 1997, from the Company to CoreStates (incorporated herein by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(m) Open-End Mortgage, made on January 14, 1997, by the Company in favor of CoreStates (incorporated herein by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(n) Line of Credit Agreement, dated as of January 14, 1997, between the Company and CoreStates (incorporated herein by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(o) Master Demand Note, dated January 14, 1997 from the Company to CoreStates (incorporated herein by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(p) Open End Mortgage, made on January 14, 1997, by the Company in favor of CoreStates (incorporated herein by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(q) Security Agreement, made on January 14, 1997, between CoreStates and the Company (incorporated herein by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(r) General Assignment of Government Contracts and the Proceeds Thereof, dated as of January 14, 1997, from the Company to CoreStates (incorporated herein by reference to Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(s) Assignment of Proceeds of Letter of Credit, dated January 14, 1997, from the Company to CoreStates (incorporated herein by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(t)* Warrant issued to Earl M. Pollock dated November 8, 1994 (incorporated herein by reference to Exhibit 10(n) to the Company's Report on Form 10-K for fiscal 1995).

10(u)* Employment Agreement, dated June 27, 1995, by and between the Company and Harold J. Cooley (incorporated herein by reference to Exhibit 10(o) to the Company's Report on Form 10-K for fiscal 1995).

10(v) Operating Agreement of Measurement Dynamics LLC, a New Jersey limited liability company, dated July 12, 1995, by and between the Company, Mark Sitcoske and Ernest W. DeLany (incorporated herein by reference to Exhibit 10(p) to the Company's Report on Form 10-K for fiscal 1995).

10(w) Commercial Promissory Note Modification Agreement, dated , 1997, by and between the Company and CoreStates.

11                  Computation of earnings per share.

21 The Company's three subsidiaries are NRC Acquisition Corp., a Pennsylvania corporation; Northeast Nuclear, Ltd., a Virgin Islands corporation; and Measurement Dynamics LLC, a New Jersey limited liability company.

27                  Financial Data Schedule

-----------
           *Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

           The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains information that is forward looking, such as information relating to future sales and earnings, shipments, income from operations, backlog orders to be filled during fiscal 1997, capital expenditures, availability of materials and components, adequacy of cash available from the Company's operations and credit facilities and the impact on the Company of the outcome of certain litigation described herein. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, Government and regulatory policies, the pricing and availability of equipment, materials and programming, technological developments and changes in the competitive environment in which the Company operates.

                                   SIGNATURES



           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 29, 1997.



                                              NUCLEAR RESEARCH CORPORATION


                                              By:   /s/ Earl M. Pollock
                                                    ---------------------------
                                                     Earl M. Pollock, President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 29, 1997.

   /s/ Earl M. Pollock
-----------------------------------
Earl M. Pollock, Chairman of the
Board and President (Principal
Executive Officer)



/s/ Mark S. Pollock
-----------------------------------
Mark S. Pollock, Treasurer and
Chief Financial Officer (Principal
Financial and Accounting Officer)



/s/ Dorothy S. Pollock
-----------------------------------
Dorothy S. Pollock, Director



/s/ Charles H. Sulzberger, Jr.
-----------------------------------
Charles H. Sulzberger, Jr., Director

                                      INDEX

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

                                  [LETTERHEAD]


To the Board of Directors
Nuclear Research Corporation
Warrington, Pennsylvania

                          Independent Auditors' Report

               We have audited the accompanying consolidated balance sheets of Nuclear Research Corporation and Subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuclear Research Corporation and Subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.


                                             SCHMELTZER o MASTER GROUP, P.C.
                                             /s/ Schmeltzer o Master Group, P.C.


                                             Certified Public Accountants





Wyncote, Pennsylvania
September 13, 1997

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                                                       1997                1996               1995
                                                                    -----------         -----------         --------

NET SALES (Note 10)                                                 $12,202,559         $25,100,604        $27,051,737


COST OF SALES                                                        10,058,828          18,307,530         21,623,610
                                                                    -----------         -----------        -----------


GROSS PROFIT                                                          2,143,731           6,793,074          5,428,127


SELLING AND ADMINISTRATIVE EXPENSES                                   3,076,612           3,027,078          2,032,317


RESEARCH AND DEVELOPMENT EXPENSES (Note 1)                            1,054,389           1,096,206          1,052,718


INTEREST EXPENSE                                                        227,128             357,396            308,746
                                                                    -----------         -----------        -----------


INCOME (LOSS) FROM OPERATIONS                                        (2,214,398)          2,312,394          2,034,346


OTHER INCOME
     Miscellaneous                                                       11,293              41,764             12,252
     Interest                                                             2,481               5,922              5,778
                                                                    -----------         -----------        -----------

                  Other income                                           13,774              47,686             18,030
                                                                    -----------         -----------        -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                               (2,200,624)          2,360,080          2,052,376

MINORITY INTEREST IN LOSS OF CONSOLIDATED
 SUBSIDIARY  (Note 1)                                                    81,056             316,427              -
                                                                    -----------         -----------          ---------


INCOME (LOSS) - before income taxes (benefit)                        (2,119,568)          2,676,507          2,052,376

       Less: income tax (benefit) (Note 11)                            (819,473)            969,540            773,900
                                                                    -----------         -----------        -----------


NET INCOME (LOSS)                                                   $(1,300,095)        $ 1,706,967        $ 1,278,476
                                                                    ===========         ===========        ===========



PRIMARY EARNINGS (LOSS) PER SHARE (Note 1)                          $    (37.94)        $     48.52        $     38.25
                                                                    ===========         ===========        ===========


                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996


                                                            1997                1996
                                                       ------------          -----------
                                     ASSETS
CURRENT ASSETS
     Cash (Note 1)                                      $   183,610           $   174,737
     Accounts receivable (Notes 1, 4, and 5)              2,009,541             2,872,304
     Inventory (Notes 1, 2, 4, and 5)                     5,064,077             4,613,074
     Prepaid taxes-on income and tax refund
      receivable                                            849,522                     -
     Prepaid expenses and other current assets              180,319               260,259
     Costs and estimated earnings in excess of
      billings on uncompleted contracts (Note 1)            207,604             3,170,206
     Deferred income taxes (Note 11)                        179,400                46,500
                                                        -----------           -----------
                  Total current assets                    8,674,073            11,137,080

PROPERTY, PLANT AND EQUIPMENT - Net
     (Notes 1, 3, 4, and 5)                               2,360,304             2,067,531

OTHER ASSETS
     Intangible assets, net (Note 1)                        540,417               539,917
     Other                                                   92,809                65,412
                                                        -----------           -----------
                  Total other assets                        633,226               605,329
                                                        -----------           -----------

TOTAL ASSETS                                            $11,667,603           $13,809,940
                                                        ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings (Note 4)                     $ 3,325,000           $ 3,325,000
     Current portion of long-term debt (Note 5)             306,837               484,474
     Accounts payable                                       745,365               893,314
     Accrued expenses                                       643,928             1,001,480
     Accrued payroll and payroll taxes                      200,505               235,967
     Taxes payable - on income (Note 11)                        -                 114,145
                                                        -----------           -----------
                  Total current liabilities               5,221,635             6,054,380

LONG-TERM DEBT (Note 5)                                     217,895               141,666

DEFERRED INCOME TAXES (Note 11)                              26,964                27,734

MINORITY INTEREST IN EQUITY OF CONSOLIDATED
 SUBSIDIARY (Note 1)                                           -                   84,956

COMMITMENTS AND CONTINGENCY (Note 8)

STOCKHOLDERS' EQUITY
     Common stock
       Stated value $5 per share, with 60,000
       shares authorized, 31,873 shares issued,
       and 28,175 shares outstanding                        159,365               159,365
     Additional paid-in capital                             517,010               517,010
     Retained earnings                                    5,587,087             6,887,182
     Less:  treasury stock, 3,698 shares at cost            (62,353)              (62,353)
                                                        -----------           -----------
                  Total stockholders' equity              6,201,109             7,501,204
                                                        -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $11,667,603           $13,809,940
                                                        ===========           ===========

                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                                                        1997                1996             1995
                                                                    ------------        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                  $(1,300,095)        $ 1,706,967        $ 1,278,476
 Adjustments to reconcile net income (loss)
  to net cash provided by (used by) operating
  activities:
     Deferred income taxes                                             (133,670)            (47,270)              (770)
     Depreciation and amortization                                      430,263             428,008            388,699
     Gain on disposition of property and
      equipment                                                             -                (4,000)               -
     Minority interest in loss of consolidated
      subsidiary                                                        (81,056)           (316,427)               -
     (Increase) decrease in:
         Accounts receivable                                            862,763           1,254,016           (365,542)
         Other receivable                                                   -                   -              695,335
         Inventory                                                     (454,903)           (880,449)         1,494,431
         Prepaid taxes - on income and tax
          refund receivable                                            (849,522)                -                  -
         Prepaid expenses and other assets                               79,940             (94,544)          (144,235)
         Costs and estimated earnings in
          excess of billings on uncompleted
          contracts                                                   2,962,602          (1,436,654)        (1,733,552)
     Increase (decrease) in:
         Accounts payable                                              (147,949)           (661,568)          (425,164)
         Accrued expenses and payroll taxes                            (393,014)            273,294           (417,727)
         Taxes payable - on income                                     (114,145)           (342,910)           350,804
                                                                    -----------         -----------        -----------

NET CASH PROVIDED BY (USED BY) OPERATING
     ACTIVITIES                                                         861,214            (121,537)         1,120,755
                                                                    -----------         -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                              (688,409)         (1,069,149)          (343,427)
     Proceeds from sale of equipment                                        -                 4,000                -
     Increase in other assets                                           (62,524)            (50,833)            (8,716)
                                                                    -----------         -----------        -----------

NET CASH USED BY INVESTING ACTIVITIES                                  (750,933)         (1,115,982)          (352,143)
                                                                    -----------         -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds (payments) on line of credit                              -             1,475,000           (525,000)
     Proceeds of long-term debt                                         511,816             300,000                -
     Payments of long-term debt                                        (613,224)           (417,032)          (339,980)
     Other                                                                  -               (12,617)               -
                                                                    -----------         -----------        -----------

NET CASH PROVIDED BY (USED BY) FINANCING
 ACTIVITIES                                                            (101,408)          1,345,351          (864,980)
                                                                    -----------         -----------        -----------

NET INCREASE (DECREASE) IN CASH                                           8,873             107,832           (96,368)

CASH - beginning                                                        174,737              66,905           163,273
                                                                    -----------         -----------       -----------

CASH - ending                                                       $   183,610         $   174,737       $    66,905
                                                                    ===========         ===========       ===========

SUPPLEMENTARY DISCLOSURES:
     Interest paid                                                  $   251,757         $   355,700       $   307,195
                                                                    ===========         ===========       ===========
     Income taxes paid                                              $   284,704         $   889,935       $   434,171
                                                                    ===========         ===========       ===========

                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995



                                                   Common Stock
                                           -----------------------------
                                              Number
                                             of Share             Amount
                                           ------------         ----------

Balance at July 1, 1994                        28,175            $ 159,365

     Net income for the year
        ended June 30, 1995                       -                    -
                                           ----------            ---------



Balance at June 30, 1995                       28,175              159,365

     Net income for the year
        ended June 30, 1996                       -                    -
                                           ----------            ---------



Balance at June 30, 1996                       28,175              159,365

     Net loss for the year
        ended June 30, 1997                       -                    -
                                           ----------            ---------



Balance at June 30, 1997                       28,175            $ 159,365
                                           ==========            =========






             Additional                                                                                 Total
              Paid-in                    Retained                        Treasury                   Stockholders'
              Capital                    Earnings                         Stock                        Equity
            -----------                -----------                    -------------                --------------
             $ 517,010                 $ 3,901,739                     $  (62,353)                   $ 4,515,761


                   -                     1,278,476                            -                        1,278,476
             ---------                 -----------                     ----------                    -----------



               517,010                   5,180,215                        (62,353)                     5,794,237


                   -                     1,706,967                            -                        1,706,967
             ---------                 -----------                     ----------                    -----------



               517,010                   6,887,182                        (62,353)                     7,501,204


                   -                    (1,300,095)                           -                       (1,300,095)
             ---------                 -----------                     ----------                    -----------



             $ 517,010                 $ 5,587,087                     $  (62,353)                   $ 6,201,109
             =========                 ===========                     ==========                    ===========










                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


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

              Principles of Consolidation

              The consolidated financial statements include the accounts of Nuclear Research Corporation (the parent), NRC Acquisition Corporation and Northeast Nuclear, Ltd., wholly-owned subsidiaries, and Measurement Dynamics LLC (MDLLC), owned 42% by Nuclear Research Corporation, hereafter referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation. Northeast Nuclear, Ltd. is a foreign sales corporation (FSC) and as such files its own corporate tax return. MDLLC is a limited liability company (LLC) and as such files its own partnership tax return (see Note 11). MDLLC now has a deficit in its equity account; therefore, according to generally accepted accounting principles, the liability in minority interest in equity of consolidated subsidiary has been reduced to zero on the consolidated balance sheet at June 30, 1997.

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

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997


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

              The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

              Costs, estimated earnings, and billings on uncompleted contracts at June 30 are summarized as follows:

                                                                         1997               1996
                                                                       -----------        -----------
                    Costs incurred and
                             estimated earnings
                             on uncompleted contracts                   $9,457,954         $6,316,693
                                Less: Billings to date                   9,250,350          3,146,487
                                                                        ----------         ----------
                                                                        $  207,604         $3,170,206
                                                                        ==========         ==========

                            Included in accompanying balance sheet under the following caption:

                            Costs and estimated earnings
                              in excess of billings on
                              uncompleted contracts                     $  207,604         $3,170,206
                                                                        ==========         ==========

              Cash

              The Company maintains cash at a financial institution headquartered in Philadelphia, Pennsylvania which may exceed federally insured amounts at times and which may at times significantly exceed balance sheet amounts due to outstanding checks.

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Accounts Receivable

              Accounts receivable at June 30, consists of:

                                                                            1997              1996
                                                                        ----------         ----------

                            United States Government                    $  485,625         $  777,137
                            Commercial contracts                           757,162            409,385
                            Foreign contracts                              750,066          1,669,094
                            Unbilled receivables -
                              U. S. Government                              16,688             16,688
                                                                        ----------         ----------

                               Total                                    $2,009,541         $2,872,304
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

              Intangible Assets

              Intangible assets at June 30, consists of:


                                                        1997          1996
                                                     ---------     ---------

                   Patents and trademarks, net       $ 164,556     $ 142,988
                   Copyrights, net                       2,944         3,312
                   Other, net                          372,917       393,617
                                                     ---------     ---------
                                                     $ 540,417     $ 539,917
                                                     =========     =========

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              The cost of the patents and trademarks are being amortized using the straight line method over their remaining useful lives, not to exceed seventeen years. Accumulated amortization was $90,821 at June 30, 1997 and $74,943 at June 30, 1996. Amortization expense amounted to $13,559, $13,956 and $12,261 in 1997, 1996 and 1995,
              respectively.

              The cost of the copyrights is being amortized using the straight line method over their remaining useful lives, which has been determined by management to be five years. Accumulated amortization was $736 at June 30, 1997 and $368 at June 30, 1996. Amortization expense was $368 for both the years ended June 30, 1997 and 1996 and $-0- for the year ended June 30, 1995.

              Other intangible assets represent the assets contributed to MDLLC by the minority members of the LLC and include products, product ideas and various trade names. The assets are being amortized using the straight line method over their remaining useful lives, not to exceed nineteen years. Accumulated amortization was $41,083 at June 30, 1997 and $20,383 at June 30, 1996. Amortization expense was $20,700, $20,383 and $-0- for the years ended June 30, 1997, 1996 and 1995, respectively.

              Income Taxes

              Deferred income taxes are recorded based upon differences between the financial statement and the tax basis of assets and liabilities. The temporary differences include the inclusion of the loss from MDLLC in the consolidated tax returns of the parent corporation, depreciation from an involuntary conversion of property and state net operating loss carryovers (see Note 11).

              Research and Development

              Research and development costs related to both present and future products are charged to operations as incurred. These costs amounted to $1,054,389, $1,096,206 and $1,052,718 in 1997, 1996
              and 1995, respectively. Customer-sponsored research accounted for $-0-, $97,382 and $187,854 in 1997, 1996 and 1995, respectively.

              Earnings Per Share

              Primary earnings per share amounts are based upon the weighted average number of common shares outstanding during the periods, including the common stock equivalents associated with stock options and warrants (see Note 12).

              The weighted average number of shares outstanding and stock equivalents amounted to 34,267, 35,178 shares and 33,422 shares for the years ended June 30, 1997, 1996, and 1995, respectively.

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997

NOTE 2 - INVENTORY

              Inventory at June 30, consists of:
                                                                           1997               1996
                                                                       -----------        --------
              Work-In-Process
                 United States Government
                  contracts                                            $ 3,512,367        $ 3,226,042
                 Commercial contracts                                    1,421,592            865,157
              Purchased and manufactured parts                           1,063,454            521,875
                                                                       -----------        -----------
                                                                         5,997,413          4,613,074
                Less:  Progress payments on United
                        States Government contracts                        933,336             -
                                                                       -----------        -----------
                        Total                                          $ 5,064,077        $ 4,613,074
                                                                       ===========        ===========

              The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs, because it results in a better matching of costs and revenues. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at June 30, 1997 and 1996, reported inventories would have been higher by $1,143,627 and $1,026,228, respectively. Reported net income for the year ended June 30, 1997 would have increased by $72,487 ($2.12 per share). Reported net income for the year ended June 30, 1996 would have decreased by $1,617 ($.05 per share). Reported net income for the year ended June 30, 1995 would have increased $92,119 ($2.76 per share). The proforma effect relating to the use of the FIFO method would have resulted in the following balances for the consolidated statements of operations presentation for the years ended June 30, 1997, 1996 and 1995:

                                                          1997               1996             1995
                                                      -----------        -----------        --------

              Gross profit                            $ 2,483,691        $ 6,790,429        $ 5,583,242
                                                      ===========        ===========        ===========
              Income (loss) from
                operations                            $(2,100,099)       $ 2,309,749        $ 2,189,461
                                                      ===========        ===========        ===========

              Net income (loss)                       $(1,227,608)       $ 1,705,350        $ 1,370,595
                                                      ===========        ===========        ===========

              In the year ended June 30, 1996, a reduction in inventory resulted in a liquidation of LIFO inventory carried at lower costs in prior years as compared with the cost of 1996 purchases. The effect of this liquidation was to increase net income by $96,663 ($2.75 per share).

NOTE 3 - PROPERTY, PLANT  AND EQUIPMENT

              Property, plant and equipment at June 30, consists of:

                                                                          1997               1996
                                                                      ------------        -----------
              Land and land improvements                                $   79,207         $   79,207
              Building and improvements                                  1,763,490          1,352,404
              Equipment and furniture                                    3,594,427          3,317,104
              Leasehold improvements                                       120,701            120,701
                                                                        ----------         ----------
                                                                         5,557,825          4,869,416
                Less:  accumulated depreciation
                         and amortization                                3,197,521          2,801,885
                                                                        ----------         ----------
                       Total                                            $2,360,304         $2,067,531
                                                                        ==========         ==========

              Depreciation and amortization expense amounted to $395,636, $379,022 and $373,334 in 1997, 1996 and 1995, respectively.

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997



NOTE 4 - SHORT-TERM BORROWINGS

              The Company maintains a working capital line of credit in the maximum amount of $5,500,000, payable on demand of which $3,325,000 was outstanding at June 30, 1997. The maximum amount available under this line of credit is limited by certain outstanding standby letters of credit in the amount of $272,622 at June 30, 1997(see Note 8). Interest is payable at the bank's prime rate (8.5% at June 30, 1997). The line is collateralized by accounts receivable, inventory, property, plant and equipment, assignment of a letter of credit confirmed and negotiated by the bank, and assignment of all existing and future United States Government contracts that exceed $500,000. The line is guaranteed by NRC Acquisition Corporation and MDLLC. The maximum amount guaranteed by MDLLC is $400,000.

              The Company maintained a working capital line of credit in the maximum amount of $5,000,000, payable on demand of which $3,325,000 was outstanding at June 30, 1996. Interest was payable at the bank's prime rate (8.0% at June 30, 1996), plus .5%. The line was collateralized by accounts receivable, inventory, property, plant and equipment, assignment of a letter of credit confirmed and negotiated by the bank, and a non-recourse surety agreement executed by the President and a director for $1,000,000 secured by a pledge of 8,476 shares of the Company's stock (see Notes 1, 2, and 3). In January, 1997 the President and a director were released from the non-recourse surety agreement.

NOTE 5 - LONG-TERM DEBT

              Long-term debt consists of the following:

                                                                                              1997               1996
                                                                                           ----------         ---------
              Note payable - bank - payable in monthly installments of $8,750, including interest at 7.85%, collateralized by accounts
              receivable, inventory and property, plant and equipment,
              assignment of a letter of credit confirmed and negotiated by the bank and assignment of all existing and future United States
              Government contracts that exceed $500,000 (see Notes 1, 2 and 3).
              Guaranteed by NRC Acquisition Corporation and MDLLC.
              Payments extend through January, 2000.                                          271,250              -



                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997


NOTE 5 - LONG-TERM DEBT (CONTINUED)

                                                                                         1997               1996
                                                                                      ----------         ----------

              Note payable - bank - payable in monthly installments of $8,334 plus interest at 8.25%, collateralized by accounts receivable, inventory, property, plant and equipment, assignment of a letter of credit confirmed and negotiated by the bank and a non-recourse surety agreement executed by the President and a director for
              $1,000,000 secured by a pledge of 8,476 shares of the Company's stock. Payments extend through November, 1998. In January, 1997 the President and a director were released from the non-recourse
              surety agreement.                                                          141,666            241,666

              Note payable - government - payable in monthly installments of
              $8,987 plus interest at 9%.  Payments extend through July, 1998.           107,840                -

              Note payable - township - payable in monthly installments of $248
              plus interest at 4.8%.  Payments extend through October, 1998.               3,976                -

              Note payable - bank - payable in monthly installments of $28,292, including interest at 7.95%, collateralized by accounts
              receivable, inventory and property, plant and equipment, (see
              Notes 1, 2, and 3). Payments extended through June, 1997.                       -              332,855

              Capital lease obligation - payable in monthly installments of
              $5,334 including interest at 7.2%, collateralized by certain
              equipment. Payments extended through May, 1997.                                 -               51,619
                                                                                      ----------          ----------

                                                                                         524,732             626,140
                Less:  current portion                                                  (306,837)           (484,474)
                                                                                       ----------         ----------
                       Total long-term debt                                           $  217,895          $  141,666
                                                                                      ==========          ==========


                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997


NOTE 5 - LONG-TERM DEBT (CONTINUED)

              The following schedule represents the annual obligations on long-term debt outstanding at June 30, 1997:

                            Year                             Amount
                            ----                             ------
                            1998                           $  306,837
                            1999                              156,645
                            2000                               61,250
                                                           ----------
                                    Total                  $  524,732
                                                           ==========

NOTE 6 - STATEMENT OF CASH FLOWS

              Supplementary information regarding non-
               cash investing and financing activities:

                                                        1997                 1996               1995
                                                       --------            --------           -------
                Non-cash acquisition of
                 intangible assets                     $     -             $ 414,000          $     -
                                                       =========           =========          ========
                Disposition of fully
                 depreciated property and
                 equipment                             $     -             $     -            $  12,721
                                                       =========           =========          =========
                Non-cash disposal
                 of minority interest
                 inventory                             $   3,900           $     -            $     -
                                                       =========           =========          =========

NOTE 7 - RETIREMENT PLAN

              The Company sponsors a 401(k) retirement plan which is funded entirely by employee contributions and covers substantially all full-time eligible employees.

NOTE 8 - COMMITMENTS AND CONTINGENCY

              Lease Obligations

              The Company leases administrative and manufacturing facilities under an operating lease that expired February, 1997. The lease was renewed for two years, which now expires in February, 1999 with three separate one year renewal options. The lease generally provides that the Company pays the taxes, insurance and maintenance expenses related to the leased property.

              The minimum future rentals under this lease as of June 30, 1997 are as follows:

                 Year ending June 30,                              Amount
                 --------------------                              ------
                       1998                                      $  82,000
                       1999                                         54,667
                                                                 ---------
                       Total                                     $ 136,667
                                                                 =========

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997


NOTE 8 - COMMITMENTS AND CONTINGENCY (CONTINUED)

              Rent expense associated with operating leases amounted to $66,681, $54,103 and $59,022 in 1997, 1996 and 1995, respectively.

              Employment Agreements

              The Company has employment agreements with two officers which call for future minimum payments for each of the next five years as follows:

                Years ending June 30,                         Amount
                ---------------------                        -------
                            1998                             $359,840
                            1999                             $235,040
                            2000                             $235,040
                            2001                             $235,040
                            2002                             $235,040
                            Thereafter                       $    -

              Standby Letters of Credit

              The Company is contingently liable for standby letters of credit aggregating $1,046,925 as of June 30, 1997, as collateral for performance on long-term contracts.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:


              Long-Term Debt

              The fair value of the corporation's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the corporation for debt of the same remaining maturities.

              The estimated fair values of the corporation's financial instruments are as follows:

                                             1997                  1996
                                     -------------------    -------------------

                                     Carrying     Fair      Carrying     Fair
                                      Amount      Value      Amount      Value
                                    ---------   ---------   ---------  --------
                  Long-term debt    $524,732    $522,482    $626,140   $619,047

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997


NOTE 10 - MAJOR CUSTOMERS AND EXPORT SALES

              Total sales in fiscal 1997 included 31.9% to various branches of the United States Department of Defense excluding sales to private contractors who in turn sell to the United States Government. Sales to the United States Department of Defense in 1996 and 1995 accounted for 65.1% and 78.5% of total sales, respectively.

              Export sales in U. S. dollars were as follows:

                                                          1997               1996                1995
                                                      -----------        -----------         -----------
                            Australia                  $   10,000         $  106,000         $      -
                            Europe                        906,000            662,000            469,000
                            Far East                    3,818,000          4,966,000          2,299,000
                            Middle East                    29,000             21,000             36,000
                            North America                 619,000            648,000            313,000
                            Other                             -               24,000             15,000
                                                       ----------         ----------         ----------
                             Total                     $5,382,000         $6,427,000         $3,132,000
                                                       ==========         ==========         ==========

              The majority of export sales are secured by irrevocable letters of credit.

NOTE 11 - INCOME TAXES

              Provision (benefit) for income taxes consisted of the following:

                                                            1997               1996               1995
                                                        ----------          ----------        -----------
                  Federal:
                    Current tax (benefit)               $ (682,726)        $  834,484          $  589,581
                    Deferred provision (benefit)              (708)           (41,708)               (708)
                  State:
                    Current tax                                -              182,326             185,089
                    Deferred benefit                      (136,039)            (5,562)                (62)
                                                        ----------          ----------         ----------

                          Total                         $ (819,473)         $ 969,540          $  773,900
                                                        ==========          ==========         ==========

                  The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the
                  Company:

                                                   1997                1996            1995
                                                ----------          ----------       ---------
                  Federal tax at statutory
                   rate from continuing
                   operations                  $ (747,853)          $  910,012       $  697,808
                  State income taxes, net
                   of Federal benefit             (89,759)             120,335          122,159
                  Other                            (4,857)              (4,972)           8,291
                  Minority interest in loss
                   of consolidated
                   subsidiary                      69,410               19,085              -



                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997


NOTE 11 - INCOME TAXES (CONTINUED)

                                                  1997                  1996            1995
                                                ---------            ----------      ---------
                  Research and development
                   and other credits             (14,865)              (4,074)         (27,848)
                  Federal tax savings
                   attributable to foreign
                   sales corporation             (31,549)             (70,846)         (26,510)
                                               ----------           ----------       ----------

                  Provision (benefit) for
                   taxes on income            $ (819,473)          $  969,540       $  773,900
                                              ==========           ==========       ==========

              The deferred tax asset and deferred tax liability comprised the following at June 30:

                                                              1997                1996
                                                           ---------           -------

              Deferred tax assets:
               Deferred loss from MDLLC                   $   46,500          $   46,500
               Net operating loss and
                tax credit carryforward                      132,900                 -
                                                          ----------           ---------
                                                             179,400              46,500
               Valuation allowance                               -                   -
                                                          ----------           ---------
               Net deferred tax assets                       179,400              46,500
                                                          ==========           =========

              Deferred tax liability:
               Depreciation                                  (26,964)            (27,734)
                                                          ----------           ---------
               Net deferred tax liability                 $  (26,964)         $  (27,734)
                                                          ==========          ==========

              The company believes that deferred tax assets are more likely than not to be realized.

              Income taxes payable (receivable and prepaid) at June 30, 1997 and 1996 were ($849,522) and $114,115, respectively.

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

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1997


NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

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
                                                                        Non -
              Option shares                        Exercisable      Exercisable
              -------------                        -----------      -----------
              Outstanding, July 1, 1996                 4,010            2,040
              Issued during year ended
               June 30, 1997                              -                -
              Exercisable during year
               ended June 30, 1997                        510             (510)
                                                   ----------       ----------
              Outstanding June 30, 1997                 4,520            1,530
                                                   ==========       ==========

              Exercisable June 30, 1997            $  433,560
                                                   ==========

              Stock Warrants

              The Company issued stock warrants to the President of the Company. The warrants are exercisable into 5,000 shares of the Company's stock in 1,000 share increments at a price of $100 per share. The warrants, which expire March 31, 2004, were outstanding at June 30, 1997, 1996 and 1995.

              The Company issued additional warrants during the year ended June 30, 1995 to the President that are exercisable into 3,000 shares of the Company's stock in 1,000 share increments at a price of $160.28 per share. The warrants, which expire November 8, 2004, were outstanding at June 30, 1997, 1996 and 1995.



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

10(b) Agreement for Merger and Plan of Reorganization dated August 5, 1986 among NRC Acquisition Corp.,
                       RIL Electronics, Inc. and the Company (incorporated herein by reference to Exhibit 2 to the Company's
                       Report on Form 8-K filed on August 29, 1986).

10(c)                  Stock option issued to Harold J. Cooley dated March
                       30, 1989 (incorporated herein by reference to Exhibit
                       10-e to the Company's Report on Form 10-K for the fiscal year ended June 30, 1989).

10(d)                  Warrants issued to Earl Pollock dated March 30, 1989
                       (incorporated herein by reference to Exhibit 10-f to the Company's Report on Form 10-K for the fiscal year ended June 30, 1989).




Exhibit                                                                                                  Method of
Number                 Description of Exhibit                                                             Filing
------                 ----------------------                                                            ---------

10(e)                  $150,000 note issued to Earl Pollock dated March 2,
                       1989 (incorporated herein by reference to Exhibit 10-g to the Company's Report on Form 10-K for the fiscal year ended June 30, 1989).

10(f)                  1990 Incentive Stock Option and Non-Qualified
                       Option Plan (incorporated herein by reference to Exhibit 10(h) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(g)                  Amendment No. 1 to stock option issued to Harold J.
                       Cooley (incorporated herein by reference to Exhibit
                       10(i) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(h)                  Amendment No. 1 to warrant issued to Earl Pollock
                       (incorporated herein by reference to Exhibit 10(j) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(i) Amended note issued to Earl Pollock (incorporated herein by reference to Exhibit 10(k) to the Company's
                       Report on Form 10-K for the fiscal year ended June 30,
                       1991).

10(j)                  Amended and Restated Lease Agreement, dated
                       December 31, 1996, by and between Cadillac Plastic
                       Group, Inc. and the Company (incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly
                       Report on Form 10-Q for the quarterly period ended
                       December 31, 1996).

10(k) Term Loan Agreement, dated as of January 14, 1997, between the Company and CoreStates Bank, N.A.
                       ("CoreStates") (incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on
                       Form 10-Q for the quarterly period ended March 31,
                       1997).

10(l) Commercial Promissory Note, dated January 14, 1997, from the Company to CoreStates (incorporated herein by reference to Exhibit 10(b) to the Company's
                       Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).





Exhibit                                                                                                  Method of
Number                 Description of Exhibit                                                             Filing
------                 ----------------------                                                            ---------


10(m)                  Open-End Mortgage, made on January 14, 1997, by the
                       Company in favor of CoreStates (incorporated herein by reference to Exhibit 10(c) to the Company's
                       Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(n)                  Line of Credit Agreement, dated as of January 14,
                       1997, between the Company and CoreStates
                       (incorporated herein by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(o)                  Master Demand Note, dated January 14, 1997 from the
                       Company to CoreStates (incorporated herein by reference to Exhibit 10(e) to the Company's Quarterly
                       Report on Form 10-Q for the quarterly period ended
                       March 31, 1997).

10(p)                  Open End Mortgage, made on January 14, 1997, by the
                       Company in favor of CoreStates (incorporated herein by reference to Exhibit 10(f) to the Company's
                       Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(q) Security Agreement, made on January 14, 1997, between CoreStates and the Company (incorporated herein by reference to Exhibit 10(g) to the Company's
                       Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(r)                  General Assignment of Government Contracts and the
                       Proceeds Thereof, dated as of January 14, 1997, from the Company to CoreStates (incorporated herein by reference to Exhibit 10(h) to the Company's Quarterly
                       Report on Form 10-Q for the quarterly period ended
                       March 31, 1997).

10(s)                  Assignment of Proceeds of Letter of Credit, dated
                       January 14, 1997, from the Company to CoreStates
                       (incorporated herein by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).





Exhibit                                                                                                  Method of
Number                 Description of Exhibit                                                             Filing
------                 ----------------------                                                            ---------

10(t)                  Warrant issued to Earl M. Pollock dated November 8,
                       1994 (incorporated herein by reference to Exhibit 10(n) to the Company's Report on Form 10-K for fiscal
                       1995).

10(u) Employment Agreement, dated June 27, 1995, by and between the Company and Harold J. Cooley
                       (incorporated herein by reference to Exhibit 10(o) to the Company's Report on Form 10-K for fiscal 1995).

10(v) Operating Agreement of Measurement Dynamics LLC, a New Jersey limited liability company, dated July 12, 1995, by and between the Company, Mark Sitcoske and Ernest W. DeLany (incorporated herein by reference to Exhibit 10(p) to the Company's Report on Form 10-K for fiscal 1995).

10(w)                  Commercial Promissory Note Modification                                                *
                       Agreement, dated                  , 1997, by and between

                       the Company and CoreStates.


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