Form 10-Q
period 1997-09-30
NUCLEAR RESEARCH CORP
filed 1997-12-31
CIK 73296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                    FORM 10-Q

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           for the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          ------------  -------------

                           Commission file No. 0-9613

                          NUCLEAR RESEARCH CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Pennsylvania                                             1343870
 ---------------------------                                -----------------
(State or other jurisdiction                               (I.R.S. Employer
of organization)                                           Identification No.)

125 Titus Avenue, Warrington, Pennsylvania                        18976
------------------------------------------                       --------
 (Address of Principal Executive Offices)                       (Zip Code)

                                 (215) 343-5900
               --------------------------------------------------
              (Registrant's telephone number, including area code)


               --------------------------------------------------
               Former Name, Former Address and Formal Fiscal Year,
                          If Changed Since Last Report

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

     As of December 30, 1997, the Registrant had 28,175 shares of its common stock outstanding.

                                      INDEX

Number                                                                                                  Page
------                                                                                                  ----

PART I.           Financial Information

Item 1.           Consolidated Financial Statements.......................................................1

                  Consolidated Balance Sheets - September 30, 1997
                           and June 30, 1997..............................................................1

                  Consolidated Statements of Operations - Three
                           Months Ended September 30, 1997 and 1996.......................................3

                  Consolidated Statements of Shareholders' Equity for the
                           Three Months Ended September 30, 1997 and the
                           Year Ended June 30, 1997.......................................................4

                  Consolidated Statements of Cash Flows - Three
                           Months Ended September 30, 1997 and 1996.......................................5

                  Notes to Consolidated Financial Statements..............................................6

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations............................................9

PART II.          Other Information

Item 1.           Legal Proceedings......................................................................11

Item 2.           Changes in Securities..................................................................11

Item 3.           Defaults upon Senior Securities........................................................11

Item 4.           Submission of Matters to a Vote of Security Holders....................................11

Item 5.           Other Information......................................................................11

Item 6.           Exhibits and Reports on Form 8-K.......................................................11

                  The Private Securities Litigation Reform Act of 1996 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report contains information that is forward looking, such as information relating to cash available from the Company's operations and credit facilities, the effect of shipping delays and reduced orders on sales and earnings for the next fiscal quarter and the impact on the Company of the outcome of certain litigation described herein. Such forward looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials and programming, technological developments and changes in the competitive environment in which the Company operates.

                         PART I - FINANCIAL INFORMATION

ITEM 1:           Consolidated Financial Statements
-------           ---------------------------------

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                           ----------------------------

                                     ASSETS

                                                    September 30, 1997          June 30, 1997
                                                    ------------------          -------------
CURRENT ASSETS
        Cash                                           $     37,917              $    183,610
        Accounts receivable                               1,722,204                 2,009,541
        Inventory (Note 3)                                5,712,925                 5,064,077
        Costs and estimated
           earnings in excess
           of billings
           on uncompleted contracts
           (Note 4)                                             566                   207,604
        Prepaid taxes-on income
           and tax refund receivable                      1,089,662                   849,522
        Prepaid expenses and
           other current assets                             307,048                   180,319
        Deferred Income Taxes                               179,400                   179,400
                                                        -----------               -----------
           Total Current Assets                           9,049,722                 8,674,073

PROPERTY, PLANT AND EQUIPMENT
        (net of accumulated depreciation
        and amortization of
        $3,283,297 at
        September 30, 1997 and
        $3,197,521 at June 30, 1997)                      2,307,117                 2,360,304

OTHER ASSETS
        Intangible assets (net of
        accumulated amortization of
        $46,257 at
        September 30, 1997
        and $41,083 at June 30, 1997)                       367,743                   372,917

        Patents (net of accumulated
        amortization of $95,380
        at September 30, 1997 and
        $91,557 at June 30, 1997)                           176,588                   167,500

        Other                                                91,042                    92,809
                                                        -----------               -----------
           Total Other Assets                               635,373                   633,226
                                                        -----------               -----------

TOTAL ASSETS                                           $ 11,992,212              $ 11,667,603
                                                        ===========               ===========

                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  ---------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               September 30, 1997            June 30, 1997
                                               ------------------            -------------
CURRENT LIABILITIES
        Short-term borrowings                  $    4,100,000             $    3,325,000
        Current portion of
          long-term debt                              288,611                    306,837
        Accounts payable                              996,515                    745,365
        Accrued expenses                              576,069                    643,928
        Accrued payroll and
          payroll taxes                                92,004                    200,505
                                                  -----------                -----------
        Total Current Liabilities                   6,053,199                  5,221,635

LONG-TERM DEBT                                        156,915                    217,895

DEFERRED INCOME TAXES                                  26,964                     26,964

MINORITY INTEREST IN EQUITY OF
CONSOLIDATED SUBSIDIARY

COMMITMENTS AND CONTINGENCY
(Note 5)

SHAREHOLDERS' EQUITY
        Common Stock
          Stated value $5 per
          share, with 60,000 shares
          authorized, 31,873 shares
          issued and 28,175 shares
          outstanding                                 159,365                    159,365
          Additional paid in
          capital                                     517,010                    517,010
          Retained Earnings                         5,141,112                  5,587,087
          Less: treasury stock,
           3,698 shares at cost                       (62,353)                   (62,353)
                                                  -----------                -----------
        Total Shareholders' Equity                  5,755,134                  6,201,109
                                                  -----------                -----------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                           $   11,992,212             $   11,667,603
                                                  ===========                ===========

                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   -------------------------------------------


                                                               Three Months Ended
                                                                   September 30,
                                                          1997                   1996
                                                          ----                   ----
NET SALES                                             $ 1,227,208            $ 4,412,917

COST OF SALES                                           1,078,412              3,358,274
                                                      -----------            -----------
GROSS PROFIT                                              148,796              1,054,643

SELLING AND ADMINISTRATIVE EXPENSES                       500,970                680,178

RESEARCH AND DEVELOPMENT EXPENSES                         257,671                216,251

INTEREST EXPENSE                                           75,507                 53,663
                                                      -----------            -----------
INCOME (LOSS) FROM OPERATIONS                            (685,352)               104,551

OTHER INCOME (EXPENSES)                                      (763)                12,656
                                                      -----------            -----------
INCOME (LOSS) BEFORE MINORITY INTEREST                   (686,115)               117,207

MINORITY INTEREST IN LOSS OF CONSOLIDATED
SUBSIDIARY                                                     --                 72,274
                                                      -----------            -----------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)              (686,115)               189,481
 LESS:  TAXES ON INCOME (BENEFIT)                         240,140                 62,919
                                                      -----------            -----------
NET INCOME (LOSS)                                     ($  445,975)           $   126,562
                                                      ===========            ===========
PRIMARY EARNINGS (LOSS) PER SHARE                     $    (13.01)           $      3.59
                                                      ===========            ===========
WEIGHTED AVERAGE COMMON SHARES                             34,267                 35,217
                                                      ===========            ===========


                 See Notes to Consolidated Financial Statements

           NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES CONSOLIDATED
             STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE THREE MONTHS
              ENDED SEPTEMBER 30, 1997 AND YEAR ENDED JUNE 30, 1997
                                   (UNAUDITED)
           --------------------------------------------------------




                                    Common Stock              Additional                                           Total
                                                               Paid In       Retained                          Shareholders'
                               Shares          Amount          Capital        Earnings        Treasury Stock       Equity
                               ------      -----------      -----------      -----------       -----------       -----------
Balance at
  June 30, 1996                28,175      $   159,365      $   517,010      $ 6,887,182       $   (62,353)      $ 7,501,204
Net Loss for
  the year ended
  June 30, 1997                  --               --               --         (1,300,095)             --          (1,300,095)
                               ------      -----------      -----------      -----------       -----------       -----------
Balance at
  June 30, 1997                28,175          159,365          517,010        5,587,087           (62,353)        6,201,109
Net loss for
 the three months
 ended September 30,
 1997                            --               --               --           (445,975)             --            (445,975)
                               ------      -----------      -----------      -----------       -----------       -----------
Balance at
  September 30, 1997           28,175      $   159,365      $   517,010      $ 5,141,112       $   (62,353)      $ 5,755,134
                               ======      ===========      ===========      ===========       ===========       ===========







                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Three Months Ended
                                                                           September 30,

                                                                    1997                   1996
                                                                    ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                          $  (445,975)           $   126,562
    Adjustments to reconcile net income to
           net cash provided by (used by) operating
           activities:
             Depreciation and amortization                          96,540                103,081
             Minority interest in loss of
                  consolidated subsidiary                             --                  (72,274)
             (Increase) decrease in:
                  Accounts receivable                              287,337              1,116,382
                  Inventory                                       (648,848)               614,982
           Prepaid taxes-on income tax and
             tax refund receivable                                (240,140)                  --
                  Prepaid expenses and other assets               (126,729)              (104,008)
                  Costs and estimated earnings in
                    excess of billings on
                    uncompleted contracts                          207,038              2,078,650
             Increase (decrease) in:
                  Accounts payable                                 251,150                 80,832
                  Accrued expenses and payroll taxes              (176,360)              (454,579)
                  Taxes payable - on income                           --                  (93,296)
                                                               -----------            -----------
NET CASH PROVIDED BY (USED BY)
           OPERATING ACTIVITIES                                   (795,987)             3,396,332
                                                               -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures                                    (45,500)              (193,293)
           (Increase) decrease in other assets                                              3,168
                                                               -----------            -----------
NET CASH USED BY INVESTING ACTIVITIES                              (45,500)              (190,125)
                                                               -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
           Net proceeds on line of credit                          775,000             (3,150,000)
           Payments of long-term debt                              (79,206)              (153,480)
           Other                                                      --                     --
                                                               -----------            -----------
NET CASH PROVIDED BY (USED BY)
FINANCING ACTIVITIES                                               695,794             (3,303,480)
                                                               -----------            -----------
NET DECREASE IN CASH                                              (145,693)               (97,273)
                                                               -----------            -----------
CASH - beginning                                                   183,610                174,737
                                                               -----------            -----------
CASH - ending                                                  $    37,917            $    77,464
                                                               ===========            ===========

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    September 30, 1997 and September 30, 1996

Note 1. The Consolidated Financial Statements of Nuclear Research Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 1997 and June 30, 1997 and the consolidated results of operations and cash flows for the three months ended September 30, 1997 and 1996. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

The consolidated results of operations for the three months ended September 30, 1997 and 1996 are not necessarily indicative of the results for the full year.

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

In July, 1996 the Company entered into an operating agreement to form MDLLC, a New Jersey limited liability company, the purpose of which is to develop, manufacture, produce and sell temperature measurement devices and other related products or services. Pursuant to the operating agreement, the Company contributed property, in the form of cash, inventory and other business assets having a fair market value of $300,000, in exchange for 42% of MDLLC. The Company will produce temperature measurement devices to be sold by MDLLC under a manufacturing agreement and will provide administrative services to MDLLC.

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

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.  Inventory.
         ---------


                                                     (Unaudited)

                                          September 30,           June 30,
                                              1997                  1997
                                         --------------        --------------
Inventory consists of:
Work-In-Process
  United States Government
   contracts                               $3,429,833            $3,512,367
  Commercial contracts                      1,822,473             1,421,592
Purchased and manufactured
   parts                                    1,574,649             1,063,454
                                           ----------            ----------
                                            6,826,955             5,997,413
Less:  Progress payments on United
States Government contracts                 1,114,030               933,336
                                           ----------            ----------
Total                                      $5,712,925            $5,064,077
                                           ==========            ==========


The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at September 30, 1997, reported inventories would have been $1,129,028 higher and reported net income would have decreased by $14,599 ($.43 per share). The pro forma effect relating to the use of the FIFO method would have resulted in the following balances for the statement of operations presentation for the three months ended September 30, 1997:

                  Gross Profit                       $125,573
                                                     ========

                  Loss from Operations               $(708,575)
                                                     =========

                  Net Income                         $(460,574)
                                                     =========

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 4. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts.
         -----------------------------------------------------------------

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

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

           Costs incurred and estimated
             earnings on uncompleted
             contracts                                $   235,604
           Billings to date                               235,038
                                                        ---------
                                                      $       566
                                                       ==========


           Included in accompanying balance sheet under the following caption:

           Costs and estimated earnings
             in excess of billings on
             uncompleted contracts                    $       566
                                                       ==========

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 5.  Commitments and Contingency.
         ---------------------------

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


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

                  During the three months ended September 30, 1997, the major factors which affected cash provided by operating activities were the increase in inventory by $648,848 and the net loss of $445,975 for the quarter ending September 30, 1997. The net increase in prepaid expenses in the amount of $159,831 was an additional factor affecting cash provided by operating activities for the quarter ending September 30, 1997. The increase in inventory was due to anticipated ship dates in the third and fourth fiscal quarters of the fiscal year ending June 30, 1998 and was funded by an increase in the company's line of credit in the amount of $775,000.

                  During the three months ended September 30, 1997, the Company made capital expenditures in the aggregate amount of $45,500 to purchase manufacturing and computer equipment and to make certain expenditures associated with patents.

                  The Company's backlog of orders as of October 31, 1997 was $18,500,000 as compared to $16,717,000 as of October 31, 1996. The Company anticipates that shipment of the backlog will commence in April 1998 and will continue through the fiscal year ended June 30, 2000. The Company's increased backlog has resulted in higher levels of inventory at September 30, 1997 and is expected to remain at the current levels for the quarters ending December 31, 1997 and March 31, 1998.

                  The Company believes that, not withstanding the Company's recent performance, funds from operations and amounts available under its present credit facilities will continue to be sufficient to satisfy the Company's cash requirements in the current fiscal year.

                  The Company believes that inflation has had no material impact on its operations.

Results of Operations
---------------------

                  The Company experienced disappointing results in both sales and earnings during the three months ended September 30, 1997, in part due to
(a) completion of several Government contracts during the fiscal year ended June 30, 1997, (b) decreased sales resulting from the Company's inability to ship a new product to the Government, (c) customers' budget constraints, which have delayed orders, and (d) a lower order base which Management believes is due to competitive conditions. The aforementioned new product that the Company has been unable to ship to the Government is currently in the first article stage of testing and requires Government approval prior to shipment. The Company anticipates (although there is no assurance) that shipments of this product will commence in the second quarter of the current fiscal year.

                  The Company anticipates that it will continue to show a net loss through at least the second quarter of the current fiscal year due to (a) its inability to ship the new product to the Government during the three months ended September 30, 1997, (b) a decrease in orders received, (c) delays in the shipment of several commercial contracts, (d) delays in the Company's realization of the benefits of its cost reduction efforts and (e) the Company's continued investments toward the growth of MDLLC and the development of opportunities for growth, particularly with respect to the Geiger Muller tubes and nucleonic gauge product lines.

                  Sales for the three months ended September 30, 1997 decreased to $1,227,208 from $4,412,917 for three months ended September 30, 1996. This decrease in sales is attributable to the factors discussed above.

                  Income from operations decreased to $148,796 for the three months ended September 30, 1997 from $1,054,643 for the three months ended September 30, 1996 because of reduced sales. Gross profit as a percentage of sales decreased to 12.1% at September 30, 1997 as compared to 23.9% at September 30, 1996 due to the decrease in revenues described above.

                  Selling and administrative expenses decreased $179,208 to $500,970 for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 primarily due to reduced sales and the Company's implementation of a cost reduction program. As a percentage of sales, selling and administrative expenses increased to 40.82% for the three months ended September 30, 1997 as compared to 15.04% for the three months ended September 30, 1996 due to the decrease in sales.

                  Research and development expenses increased to $257,671 for the three months ended September 30, 1997 as compared to $216,251 for the three months ended September 30, 1996. As a percentage of sales, research and development expenses increased to 20.99% for the three months ended September 30, 1997 as compared to 4.09% for the three months ended September 30, 1996. This percentage increase is due to decreased sales and the Company believes that it is not necessarily indicative of a full year's results.

                  Interest expense increased $21,844 to $75,501 for the three months ended September 30, 1997. The increase can be accounted for by the carry charges related to inventory increases.

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

                  Not Applicable.

Item 5.           Other Information.
                  -----------------

                  Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K.
                  --------------------------------

                  (a)      Exhibits.

                           27.  Financial Data Schedules

                  (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NUCLEAR RESEARCH CORPORATION


                                                By:  /s/ Earl M. Pollock
                                                     ------------------------
                                                         Earl M. Pollock
                                                         President


                                                By:  /s/ Carl G. Katz
                                                     ------------------------
                                                         Carl G. Katz
                                                         Treasurer


Dated:  December 30, 1997

                                  Exhibit Index

Exhibit                                           Method of Filing
-------                                           ----------------

  27.  Financial Data Schedules.........  Filed Herewith Electronically