Form 10-Q
period 1997-12-31
NUCLEAR RESEARCH CORP
filed 1999-05-03
CIK 73296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           for the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                         -------------  ---------------

                           Commission file No. 0-9613

                          NUCLEAR RESEARCH CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Pennsylvania                                        1343870
----------------------------                          --------------------
(State or other jurisdiction                           (I.R.S. Employer
of organization)                                      Identification No.)

125 Titus Avenue, Warrington, Pennsylvania                  18976
-------------------------------------------               ----------
   (Address of Principal Executive Offices)               (Zip Code)

                                 (215) 343-5900
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes      No   X
                                                     ------  -------
                  As of April __, 1999, the Registrant had 27,658 shares of its common stock outstanding.

                                      INDEX

Number                                                                  Page

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements................................1
          ---------------------------------

          CONSOLIDATED BALANCE SHEETS......................................1

          CONSOLIDATED STATEMENTS OF OPERATIONS............................3

          CONSOLIDATED STATEMENTS OF OPERATIONS ...........................4

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND YEAR
                   ENDED JUNE 30, 1997.....................................5

          CONSOLIDATED STATEMENTS OF CASH FLOWS............................6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results Operations..........................................10
          -----------------------------------------------------------

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................14
          -----------------

Item 2.   Changes in Securities and Use of Proceeds.......................15
          -----------------------------------------

Item 3.   Defaults upon Senior Securities.................................15
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.............15
          ---------------------------------------------------

Item 5.   Other Information...............................................15
          -----------------

Item 6.   Exhibits and Reports on Form 8-K................................15
          --------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                         ASSETS
                                                                               December 31, 1997         June 30, 1997
                                                                               -----------------        ----------------
CURRENT ASSETS
         Cash                                                                  $          17,661        $        183,610
         Accounts receivable                                                           2,224,318               2,009,541
         Inventory (Note 3)                                                            5,790,089               5,064,077
         Prepaid taxes on income and tax refund receivable                               323,312                 849,522
         Prepaid expenses and other current assets                                       300,754                 180,319
         Costs and estimated earnings in excess of billings on
           uncompleted contracts (Note 4)                                                    -0-                 207,604
         Deferred Income Taxes (Note 11)                                                 179,400                 179,400
                                                                               -----------------        ----------------
         Total Current Assets                                                          8,835,534               8,674,073

PROPERTY PLANT AND EQUIPMENT - Net                                                     2,229,887               2,360,304

OTHER ASSETS
         Intangible assets (net of accumulated amortization of
           $51,342 at December 31, 1997 and $41,803 at June 30,
           1997)                                                                         362,568                 372,917
         Patents (net of accumulated amortization of $99,206 at
           December 31, 1997 and $91,557 at June 30, 1997                                178,509                 167,500

         Other                                                                           114,926                  92,809
                                                                               -----------------        ----------------

           Total Other Assets                                                            656,003                 633,226
                                                                               -----------------        ----------------

TOTAL ASSETS                                                                   $      11,721,424        $     11,667,603
                                                                               =================        ================

                 See Notes to Consolidated Financial Statements

                 NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               December 31, 1997          June 30, 1997
                                                                               -----------------        ----------------
CURRENT LIABILITIES
         Short-term borrowings                                                 $       4,000,000        $      3,325,000
         Current portion of long-term debt                                               252,821                 306,837
         Accounts payable                                                                890,695                 745,365
         Accrued expenses                                                                184,051                 643,928
         Accrued payroll and payroll taxes                                               551,185                 200,505
                                                                               -----------------        ----------------

         Total Current Liabilities                                                     5,878,752               5,221,635

LONG-TERM DEBT                                                                           113,750                 217,895

DEFERRED INCOME TAXES                                                                     26,964                  26,964
MINORITY INTEREST IN EQUITY OF CONSOLIDATED
SUBSIDIARY (Note 2)                                                                            -                       -
COMMITMENTS AND CONTINGENCY (Note 5)                                                           -                       -
SHAREHOLDERS' EQUITY
         Common Stock
           Stated value $5 per share, with 60,000 shares authorized,
           31,873 shares issued and 27,658 shares outstanding                            159,365                 159,365
           Additional paid-in capital                                                    517,010                 517,010
           Retained Earnings                                                           5,087,936               5,587,087
           Less: treasury stock, 3,698 shares at cost                                    (62,353)                (62,353)
                                                                               -----------------        ----------------
         Total Shareholders' Equity                                                    5,701,958               6,201,109
                                                                               -----------------        ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $      11,721,424        $     11,667,603
                                                                               =================        ================

                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three Months Ended
                                                                December 31,
                                                           1997               1996
                                                           ----               ----
NET SALES                                       $        2,772,701     $       2,750,329

COST OF SALES                                            2,474,743             2,445,437
                                                ------------------    -------------------
GROSS PROFIT                                               297,958               304,892
SELLING AND ADMINISTRATIVE
   EXPENSES                                                524,442               777,073
RESEARCH AND DEVELOPMENT
   EXPENSES                                               (257,671)              257,174

INTEREST EXPENSE                                           119,747                40,783
                                                ------------------    -------------------
INCOME (LOSS) FROM OPERATIONS                              (88,560)             (770,138)

OTHER INCOME (LOSS)                                          6,751                (5,024)
                                                ------------------    -------------------
INCOME (LOSS) BEFORE MINORITY
INTEREST                                                   (81,809)             (775,162)

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARY                                         -                 12,682
                                                ------------------    -------------------
INCOME (LOSS) BEFORE INCOME TAXES                          (81,809)             (762,480)

     LESS: NET TAX EXPENSE (BENEFIT)                       (28,633)             (294,352)
                                                ------------------    -------------------

NET INCOME (LOSS)                               $          (53,176)    $        (468,128)
                                                ==================     ==================
PRIMARY EARNINGS (LOSS) PER SHARE               $            (1.55)    $          (13.27)
                                                ==================     ==================
WEIGHTED AVERAGE COMMON SHARES                              34,267                35,265
                                                ==================     ==================









                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         Six Months Ended
                                                           December 31,
                                                      1997               1996
                                                      ----               ----
NET SALES                                      $       3,999,909       $      7,163,248

COST OF SALES                                          3,553,155              5,803,713
                                               ------------------      -----------------
GROSS PROFIT                                             446,754              1,359,535
SELLING AND ADMINISTRATIVE
   EXPENSES                                            1,025,412              1,457,251
RESEARCH AND DEVELOPMENT
   EXPENSES                                                  --                 473,425

INTEREST EXPENSE                                         195,254                 94,446
                                               ------------------      -----------------
INCOME (LOSS) FROM OPERATIONS                           (773,912)              (665,587)

OTHER INCOME (LOSS)                                        5,988                  7,632
                                               ------------------      -----------------
INCOME (LOSS) BEFORE MINORITY
   INTEREST                                             (767,924)              (657,955)

MINORITY INTEREST IN LOSS
   OF CONSOLIDATED SUBSIDIARY                                --                  84,956
                                               ------------------      -----------------
INCOME (LOSS) BEFORE INCOME TAXES                       (767,924)              (572,999)

   LESS: NET TAX EXPENSE (BENEFIT)                      (268,773)              (231,433)
                                               ------------------      -----------------

NET INCOME (LOSS)                              $        (499,151)      $       (341,566)
                                               ==================      =================

PRIMARY EARNINGS (LOSS) PER SHARE              $          (14.56)      $          (9.68)
                                               ==================      =================
WEIGHTED AVERAGE COMMON SHARES                            34,267                 35,265
                                               ==================      =================








                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND YEAR ENDED JUNE 30, 1997
                                   (UNAUDITED)




                                                            Additional                                       Total
                                      Common Stock           Paid In        Retained      Treasury        Shareholders'
                                 Shares        Amount        Capital        Earnings        Stock           Equity
                                 ------        ------        -------        --------        -----           ------
Balance at
  June 30, 1996                    27,658   $  159,365     $   517,010   $   6,887,182    $  (62,353)    $   7,501,204
Net Loss for
  the year ended
  June 30, 1997                       --            --              --      (1,300,095)           --        (1,300,095)
                            -------------   -----------    -----------   -------------    ----------     -------------


Balance at
  June 30, 1997                    27,658      159,365         517,010       5,587,087       (62,353)        6,201,109
Net loss for
 the six months
 ended December 31,
 1997                                  --           --              --        (499,151)           --          (499,151)
                            -------------   -----------    -----------   -------------    ----------     -------------


Balance at
  December 31, 1997                27,658   $   159,365    $   517,010   $   5,087,936    $  (62,353)    $   5,701,958
                            =============   ===========    ===========   =============    ==========     =============









                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Six Months Ended
                                                                                       December 31,
                                                                                  1997              1996
                                                                                  ----              ----


CASH FLOWS FROM OPERATING ACTIVITIES
              Net income (loss)                                              $  (499,151)        $  (341,566)
              Adjustments to reconcile net income (net loss)  to
                net cash provided by (used by) operating
                activities:
                  Depreciation and amortization                                  191,959             224,691
                  Minority interest in loss of
                    consolidated subsidiary                                         --               (84,956)
                  (Increase) decrease in:
                    Accounts receivable                                         (214,777)          1,075,328
                    Inventory                                                   (726,012)            329,965
                    Prepaid expenses and other assets                           (120,435)           (105,937)
                    Prepaid taxes or income                                      526,210            (431,100)
                    Costs and estimated earnings in
                    excess of billings on
                      uncompleted contracts                                      207,604           1,485,818
                  Increase (decrease) in:
                    Accounts payable                                             145,330             118,037
                    Accrued expenses and payroll taxes                          (109,197)           (431,566)
                    Taxes payable - on income                                       --              (114,145)
                                                                             -----------         -----------
NET CASH PROVIDED BY (USED BY) OPERATING
              ACTIVITIES                                                        (598,469)          1,724,569
                                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
              Capital expenditures                                               (40,353)           (368,466)
              (Increase) decrease in other assets                                (43,966)              7,735
                                                                             -----------         -----------

NET CASH USED BY INVESTING ACTIVITIES                                            (84,319)           (360,731)
                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
              Net (payments) proceeds on line of credit                          675,000          (1,200,000)
              Net (payments) proceeds of long-term debt                         (158,161)           (274,471)
              Other                                                                   --                  --
                                                                             -----------         -----------
NET CASH (USED BY) PROVIDED BY FINANCING ACTIVITIES                              516,839          (1,474,471)
                                                                             -----------         -----------

NET DECREASE (INCREASE) IN CASH                                                 (165,949)           (110,633)
                                                                             -----------         -----------

CASH - beginning                                                                 183,610             174,737
                                                                                                 -----------

CASH - ending                                                                $    17,661         $    64,104
                                                                             -----------         ===========




                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     December 31, 1997 and December 31, 1996

Note 1. The Consolidated Financial Statements of Nuclear Research Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 31, 1997 and June 30, 1997 and the consolidated results of operations and cash flows for the three months and six months ended December 31, 1997 and 1996. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

The consolidated results of operations for the six months ended December 31, 1997 and 1996 are not necessarily indicative of the results for the full year.

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

At December 31, 1997, MDLLC had a deficit in its equity account. Therefore, according to generally accepted accounting principles, the liability in Minority Interest in Equity of Consolidated Subsidiary was reduced to zero on the Consolidated Balance Sheet at December 31, 1997.

All significant inter-company accounts and transactions have been eliminated in consolidation.

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.  Inventory.


                                                         (Unaudited)
                                             December 31,           June 30,
                                                1997                  1997
                                             ----------           ------------

Inventory consists of:
Work-In-Process
  United States Government
   contracts                                 $2,873,852             $3,512,367
  Commercial contracts                        2,699,890              1,421,592
Purchased and manufactured
   parts                                      1,827,282              1,063,454
                                             ----------             ----------

                                              7,401,024              5,997,413
Less:  Progress payments on United
States Government contracts                   1,610,935                933,336
                                             ----------             ----------


Total                                        $5,790,089             $5,064,077
                                             ==========             ==========



The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at December 31, 1997, reported inventories would have been $1,003,420 higher and reported net loss would have increased by $84,124 (2.45 per share). The pro forma effect relating to the use of the FIFO method would have resulted in the following balances for the statement of operations presentation for the six months ended December 31, 1997:


               Gross Profit                    $   306,547
               Loss from Operations            $   858,031
               Net Loss                        $  (583,275)

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 4. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts.

The Company recognizes revenues on certain long term fixed-price contracts using the percentage-of-completion method, measured by the percentage of cost incurred to date compared to the estimated total cost for the contracts. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

Costs, estimated earnings, and billings on uncompleted contracts is not applicable at December 31, 1997.

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 5.  Commitments and Contingency.

         In September 1995, the Company's management was notified that MDLLC, Mark A. Sitcoske and a company controlled by Mr. Sitcoske, Measurement Dynamics, Inc., had been named as co-defendants in a suit filed on September 7, 1995 in the Superior Court of the State of Rhode Island by Hanna Manufacturing, Inc. ("Hanna"), a Rhode Island company that previously employed Mr. Sitcoske. The suit alleged that the defendants acted in violation of an existing employment and non-compete agreement between Hanna and Mr. Sitcoske and sought to enjoin Mr. Sitcoske from his continued employment with MDLLC and to obtain damages; however, at December 31, 1997, Hanna had not sought a hearing to obtain injunctive relief and the matter was in discovery. In September, 1998, the Company acquired all of the outstanding membership interests in MDLLC not then owned by the Company. In March 1999, the Hanna lawsuit was settled and a Stipulation of Dismissal, dismissing the lawsuit with prejudice, was filed with the court. In settlement of the Hanna lawsuit, each of Hanna, on the one hand, and the defendants in the Hanna lawsuit and the Company, on the other hand, granted to the other a general release, and Hanna received a settlement payment of $12,500. The Company contributed the $12,500 settlement amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations

Results of Operations

         Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996.

         Sales for the three months ended December 31, 1997 increased to $2,772,701 from $2,750,329 for the three months ended December 31, 1996, primarily due to the completion of certain long-term contracts.

         Loss from operations was reduced to a loss of $88,560 for the three months ended December 31, 1997 as compared to a loss of $770,138 for the three months ended December 31, 1996 due to an increase in gross profit as a percentage of sales. Gross profit as a percentage of sales for the three months ended December 31, 1997 was 20% as compared to 1.7% for the three months ended December 31, 1996. The increase in gross profit as a percentage of sales is primarily due to the reclassification of Research and Development expense.

         Selling and administrative expenses decreased to $524,442 for the three months ended December 31, 1997 compared to $777,073 for the three months ended December 31, 1996. The reduction was a result of the Company's cost cutting efforts. Selling and administrative expense as a percentage of sales decreased to 18.9% as compared to 28.3% for the three months ended December 31, 1996 due to the Company's cost cutting efforts.

         Due to the reclassification of research and development expenses as cost of sales, the Company had no research and development expenses for the three months ended December 31, 1997. Research and development expenses for the three months ended December 31, 1996 were $257,174.

         Interest expense increased from $78,964 to $119,747 for the three months ended December 31, 1997. The increase can be attributed to an increase in borrowings and related costs associated with letters of credit.

         Six Months Ended December 31, 1997 Compared to Six Months Ended December 31, 1996.

         Sales for the six months ended December 31, 1997 decreased to $3,999,909 from $7,163,248 for the six months ended December 31, 1996 due to the Company's inability to ship a new product to the United States government (the "Government") pending completion of first article testing and Government approval. Shipments to the Government of the new product commenced in April 1998.

         Loss from operations increased to a loss of $773,912 for the six months ended December 31, 1997 from a loss of $665,587 for the six months ended December 31, 1996 because of reduced sales. Gross profit as a percentage of sales decreased to 11.1% as compared to 12.4% for the six months ended December 31, 1996, due to a shift in product mix and the reclassification of research and development expenses.

         Selling and administrative expenses decreased $431,839 to $1,025,412 for the six months ended December 31, 1997 compared to the six months ended December 31, 1996, primarily due to decreased commissions, resulting from decreased sales, and the Company's cost reduction efforts. Due to reduced sales, as a percentage of sales, selling and administrative expenses increased to 25.6% for the three months ended December 31, 1997 as compared to 20.3% for the six months ended December 31, 1996.

         Due to the reclassification of research and development expenses as cost of sales, the Company had no research and development expenses for the six months ended December 31, 1997. Research and development expenses for the six months ended December 31, 1996 were $473,425.

         Interest expense increased to $195,254 for the six months ended December 31, 1997 as compared to $94,446 for the six months ended December 31, 1996. The increase was due to increased borrowings and an increase in costs associated with letters of credit for several multi-year contracts.

Liquidity and Capital Resources

         During the six months ended December 31, 1997, increases in accounts receivable of $214,777 and inventory of $726,012 were the primary factors affecting cash used by operations. The inventory increase was due to certain new contracts with ship dates anticipated to commence in the fourth fiscal quarter of the fiscal year ended June 30, 1998 and continue through the fiscal year ended June 30, 1999. The inventory increase was funded by an increase in the Company's line of credit in the amount of $675,000. The six month net loss of $499,151 was an additional factor that affected cash used by operations. A $207,604 decline in the cost in excess of billings on uncompleted contracts, due to completion of such contracts, partially offset the increases in accounts receivable and inventory mentioned above. There were no contracts at December 31, 1997 that were affected by the Company's historical use of the percentage of completion method of income recognition.

         During the six months ended December 31, 1997, the Company made capital expenditures in the aggregate amount of $84,319 to purchase manufacturing and computer equipment and to make certain expenditures associated with patents.

         The increase in cash provided by financing activities was a result of an increase in borrowings on the Company's line of credit of $675,000, offset by net payment of long-term debt of $158,161.

         The Company's backlog of orders at December 31, 1997 was $16,500,000 as compared to $15,400,000 at December 31, 1996. The increase in backlog was primarily due to add-ons to existing Government contracts.

Year 2000 Readiness Disclosure

         Background

         In the past, many computer software systems were written using two digits rather than four digits to define the applicable year. As a result, there is the potential that many computer systems and applications will be unable to accurately process information in the year 2000, and beyond. For example, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is referred to generally as the "Year 2000 issue." If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs that could disrupt the Company's activities and operations. Programs that will operate in the Year 2000 unaffected by the change in year from 1999 to 2000 are referred to as "Year 2000 compliant." Certain portions of the discussion set forth below contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, including, but not limited to those relating to the Year 2000 compliance of the Company's products and systems, future costs to remediate Year 2000 issues, and the impact on the Company of the failure of it or a material third party to become fully Year 2000 compliant. The actual impact on the Company of Year 2000 issues could differ materially from those in the forward-looking statement(s) due to a number of uncertainties set forth below.

         Year 2000 Readiness

         Internal Systems: The Company's technical staff conducted a review of the Company's computer and information technology systems (together, "IT systems"), including accounting, word processing and operating systems, and its embedded technology, such as microprocessors embedded in equipment or other non-IT systems. The Company has concluded that its material IT systems recognize four digits and are expected to be Year 2000 compliant. The Company has not identified, to date, any Year 2000 issues with regard to material internal non-IT systems.

         Primary Vendors and Service Providers: The Company has contacted its primary vendors in order to determine their Year 2000 compliance. As a result of these inquiries, the Company is not aware of any material Year 2000 issues with respect to its primary vendors. The Company has multiple sources for the raw materials and component parts it needs to operate its business in the event a particular vendor is not Year 2000 compliant.

         Products: The Company has forward-date tested the current version of each of its principal products and has concluded that the essential functions of the products will not be impaired by Year 2000 issues because (a) the products contain no microprocessor circuits that have a date/time function, or (b) if the products do contain microprocessor circuits that have a date/time function, they have been successfully tested to the criteria of British Standard DISC PD 2000-1:1996.

         Cost: The Company believes that its cost to become Year 2000 compliant is not and will not be material to the Company's operations. Based on estimates of the Company's technical staff, the Company believes that the cost of compliance will not exceed $25,000, net of reimbursements from vendors of any components that are not Year 2000 compliant.

         Risks Associated with Year 2000 Issues

         Internal System: The Company uses computer systems in many aspects of its business. As noted, the Company's material internal IT systems are believed to be Year 2000 compliant. If the Company's assessment of Year 2000 readiness of those systems is incorrect or incomplete or if a Year 2000 issue exists with respect to a system the Company previously determined to be non-material but which is in fact material, the Company could experience interruptions in operations that could have material adverse effects on operating results.

         Principal Vendors and Service Providers: The Company is also exposed to the risk that one or more of its vendors, suppliers, or service providers could experience Year 2000 issues that could impact the ability of such vendor, supplier, or service provider to provide goods and services. Though this is not considered a significant risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the nature and extent of the disruption, have a material adverse impact on the Company's operations. To date the Company is not aware of any vendor or service provider with a Year 2000 issue that it believes would have a material adverse impact on the Company's operations. However, the Company has no means of insuring that its vendors or service providers will be Year 2000 compliant. The inability of vendors or service providers to complete their Year 2000 resolution process in a timely fashion could have an adverse impact on the Company.

         Products: As noted above, the Company believes the essential functions of its principal products will not be impaired by Year 2000 issues. If the Company's assessment of the Year 2000 compliance status of these products is incorrect or incomplete or if a Year 2000 issue with respect to a product exists that the Company previously determined to be non-material but that is in fact material, the Company could be required to repair or replace equipment that is not Year 2000 compliant and/or could be subject to claims for damages related to the failure of the equipment to perform its essential functions.

         Customers: In addition, the Company is exposed to the risk that customers could experience Year 2000 problems that impact the Company. If customers' systems or the products into which they integrate the Company's products are not Year 2000 compliant, orders for the Company's products may decline or, at a minimum, be delayed. If customer's internal operating systems, such as accounting systems, are not Year 2000 compliant customers may be unable to pay the Company for its products in a timely fashion.

         The Company does not believe that these problems are likely to affect a sufficient number of customers to pose a material problem for the Company. The Company is not aware of any customer Year 2000 issue that is likely to have a material adverse impact on the Company's operations. However, the Company has no means of ensuring that its customers will be Year 2000 ready. The inability of customers to complete their Year 2000 resolution process in a timely fashion could have an adverse impact on the Company.

         Contingency Plans

         The Company has not developed formal contingency plans with respect to Year 2000 issues, however the Company has multiple sources from which it can obtain raw materials and component parts in the event any of its primary vendors experience Year 2000 issues. The Company intends to resolve any Year 2000 issues with respect to its products as they occur or are brought to the Company's attention.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         In September 1995, the Company's management was notified that MDLLC, Mark A. Sitcoske and a company controlled by Mr. Sitcoske, Measurement Dynamics, Inc., had been named as co-defendants in a suit filed on September 7, 1995 in the Superior Court of the State of Rhode Island by Hanna Manufacturing, Inc. ("Hanna"), a Rhode Island company that previously employed Mr. Sitcoske. The suit alleged that the defendants acted in violation of an existing employment and non-compete agreement between Hanna and Mr. Sitcoske and sought to enjoin Mr. Sitcoske from his continued employment with MDLLC and to obtain damages; however, at

December 31, 1997, Hanna had not sought a hearing to obtain injunctive relief and the matter was in discovery. In September, 1998, the Company acquired all of the outstanding membership interests in MDLLC not then owned by the Company. In March 1999, the Hanna lawsuit was settled and a Stipulation of Dismissal, dismissing the lawsuit with prejudice, was filed with the court. In settlement of the Hanna lawsuit, each of Hanna, on the one hand, and the defendants in the Hanna lawsuit and the Company, on the other hand, granted to the other a general release, and Hanna received a settlement payment of $12,500. The Company contributed the $12,500 settlement amount.

Item 2.  Changes in Securities and Use of Proceeds.

         Not Applicable.

Item 3.  Defaults upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its 1997 Annual Meeting of Shareholders on December 10, 1997. At the Meeting, Earl M. Pollock, Dorothy S. Pollock and Charles H. Sulzberger were re-elected to the Company's Board of Directors. Shareholders cast 22,403 votes for the election of each of Earl M. Pollock and Dorothy S. Pollock and 22,406 votes for the election of Charles H. Sulzberger as director; 210 votes were withheld with respect to the election of each of Earl M. Pollock and Dorothy Pollock and 209 votes were withheld with respect to the election of Charles H. Sulzberger as director.

Item 5.  Other Information.

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

         11       Computation of earnings per share.

         27       Financial Data Schedule

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NUCLEAR RESEARCH CORPORATION
                                           (Registrant)

Date: April 30, 1999                       /s/ Earl M. Pollock
                                           -------------------------------------
                                           Earl M. Pollock
                                           Chairman of the Board and President
                                           (Principal Executive Officer)

Date: April 30, 1999                       /s/ Carl G. Katz
                                           -------------------------------------
                                           Carl G. Katz
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX

Exhibit                                                 Method of Filing
-------                                                 ----------------
11       Computation of earnings per share.     Filed electronically herewith.

27       Financial Data Schedule                Filed electronically herewith.