Form 10-K
period 1998-03-30
NUCLEAR RESEARCH CORP
filed 1999-05-03
CIK 73296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  [ x ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended June 30, 1998

                                       or

  [ x ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

                          Commission file number 0-9613


                          NUCLEAR RESEARCH CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   1343870
------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                 Number)

125 Titus Avenue
Warrington, Pennsylvania                                         18976
------------------------------------------                   ------------
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

                     Common Stock, stated value $5 per share
                -------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes             No      X
             --------        ----------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         There is no trading market for the voting securities of the Registrant. The Registrant had 27,658 common shares outstanding as of June 30, 1998, of which 10,725 shares are held by persons who are not officers or directors of the Registrant.

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

         The Company has two subsidiaries, NRC Acquisition Corporation, a Pennsylvania corporation and Northeast Nuclear Ltd., a Virgin Islands corporation. Neither of these subsidiaries has any business operations and, commencing with the Company's fiscal year ended June 30, 1998 ("fiscal 1998"), the assets and liabilities of these subsidiaries are treated as the assets and liabilities of the Company.

         In September 1998 the Company acquired all of the outstanding membership interests of Measurement Dynamics LLC, a New Jersey limited liability company ("MDLLC"), not then owned by the Company. In connection with that acquisition, as of June 30, 1998, all of the assets and liabilities of MDLLC became the assets and liabilities of the Company and the Company wrote off amounts due the Company from MDLLC. Prior to its acquisition of the other outstanding membership interests of MDLLC, the Company owned 42% of the outstanding membership interests of MDLLC.

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

         Net sales contributed by these product categories and their percentage of total sales are as follows:


                                                                        Net Sales
                                                                        ---------
                   Product Categories                            (Dollars in Thousands)
                   ------------------                       For the Fiscal Year Ended June 30,
                                                            ----------------------------------
                                                            1998           1997          1996
                                                            ----           ----          ----
Health Physics Instruments                               $    4,667     $     5,818    $  17,641
Environmental Monitoring Systems
  and Equipment                                               4,442           5,418        7,049
Nucleonic Gauges, Geiger Muller Tubes
  and Temperature/Humidity Monitoring
  Systems                                                       620             967          411
                           TOTAL                         $    9,729     $    12,203    $  25,101



                 Product Categories             Percentage of Net Sales
                 ------------------             -----------------------
                                          For the Fiscal Year Ended June 30,
                                          ----------------------------------
                                         1998             1997           1996
                                         ----             ----           ----
Health Physics Instruments                47.9%           47.7%           70.3%
Environmental Monitoring Systems
  and Equipment                           45.6            44.4            28.1
Nucleonic Gauges, Geiger Muller
  Tubes and Temperature/Humidity
  Monitoring Systems                       6.5             7.9             1.6
                                         -----           -----           -----
         TOTAL                           100.0%          100.0%          100.0%

         During the fiscal 1998, the Company continued its efforts to expand its business in two product lines, the Temperature/Humidity Monitoring Systems product line and the Geiger Muller Tube product line, and committed additional resources to upgrade its Nucleonic Gauges product line.

         In July 1995 the Company entered into an operating agreement for the formation of MDLLC. MDLLC was established to develop, manufacture, produce and sell Temperature/Humidity Monitoring Systems and other related products or services. Pursuant to a contribution agreement among the Company and the other initial members of MDLLC, the Company contributed property, in the form of cash, inventory and other business assets with a fair market value of $300,000, in exchange for a 42% membership interest in MDLLC. The Company was to produce under a manufacturing agreement the Temperature/Humidity Monitoring Systems, which were to be sold by MDLLC, and was to provide administrative services to MDLLC. In September 1998 the Company acquired all of the outstanding membership interests of MDLLC not then owned by the Company. The assets and liabilities of MDLLC were treated as the assets and liabilities of the Company as of June 30, 1998 and amounts due the Company from MDLLC were written off. This transaction resulted in a net loss to the Company of $954,424 for fiscal 1998.

         In addition to its efforts to expand its business in its Temperature/Humidity Monitoring Systems product line through its investment in and, ultimately, its acquisition of MDLLC, the Company has continued marketing Geiger Muller Tubes for both military and commercial markets. The Company believes that the discrete sale of these radiation detectors represents a continuing diversification of its product line. At June 30, 1998 backlog for Geiger Muller Tubes was $149,000, compared to $122,000 at June 30, 1997.

         During fiscal 1998, the Company dedicated resources toward broadening and updating its Nucleonic Gauges product line. At June 30, 1998 backlog for Nucleonic Gauges was $38,000 compared to $46,000 at June 30, 1997.

         In 1986 the Company obtained two United States patents that are significant to its business. One patent covers a radiation measurement apparatus that utilizes a technique used in certain of the Company's Health Physics and Environmental Monitoring devices. The technique of operation, as described in the patent, permits more extensive use of a stable, inexpensive radiation detector that, prior to the invention, was limited to a comparatively narrow scope of use. The possession of this patent allows the Company, in a protected fashion, to compete in a much broader market. The second patent covers an apparatus that utilizes a computer program that permits more accurate measurement of radiation in connection with the apparatus covered by the first patent and is an improvement over the devices covered by the first patent. The second patent allows the Company to address additional business opportunities in specialized low level nuclear measurement. The Government has certain use rights with respect to these patents. The Company also has obtained corresponding patents in certain foreign countries. In 1991, the Company obtained a United States patent relating to a radiation measurement device used in connection with other products manufactured by the Company. The patents obtained in the United States have a life of 17 years from the date of grant.

         (c) Distribution. The Company's products are marketed directly to its customers through its own marketing staff and through a variety of manufacturers' representatives acting as independent commissioned sales agents and distributors. Commissions range from 3% to 15% depending upon the amount of follow-up service provided. In certain instances, where opportunities for growth or expansion are unique, the Company has tailored its agreements with such representatives with a view to enhance sales efforts. Approximately 75% of all sales in fiscal 1998 were obtained through the Company's internal marketing staff which currently consists of seven persons.

         (d) Backlog. At June 30, 1998, the Company's backlog of orders was $15,857,000 compared to $18,795,000 at June 30, 1997. Substantially all such orders are subject to cancellation. The Company expects to ship approximately $9,300,000 of the June 30, 1998 backlog in the fiscal year ended June 30, 1999 ("fiscal 1999"). Also included in the backlog of orders at June 30, 1998 and 1997, respectively, is $2,289,000 and $4,200,000 representing the unfunded amount on a Government contract awarded in May 1996.

         The Company was awarded a contract by the United States Army in May 1996. The Government exercised options and the current value of the contract is $10,600,000. At June 30,

1998 approximately $8,740,000 from this contract is included in the backlog of $15,857,000. The fourth year of the contract was funded in December 1998 in the amount of $2,289,000. The contract represents a continuation of the Company's manufacturing for the Government of a next generation product that utilizes the Company's patented technique of radiation measurement. The Company experienced losses during fiscal 1998 related to its inability to ship the product to the Government due to product development difficulties that delayed completion of first article testing and Government approval of first article test units (the "Test Units"). See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." First article testing was completed and Government approval of Test Units was obtained in March 1998 and shipments of actual production units commenced in April 1998. Subsequent to June 30, 1998, the Company was able to accelerate production, and the first three years of the contract were completed by February 1999.

         Domestic commercial orders for fiscal 1998 were $3,217,000 compared to $2,325,000 for the fiscal year ended June 30, 1997 ("fiscal 1997"). The Company believes that the increase in domestic orders is primarily attributable to an easing of customer budget constraints and to customers' increased need for spare parts resulting from order cutbacks in prior years due to budget constraints.

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

         (g) Customers. Contracts with the Government, including the United States Department of Defense, increased from 31.9% of revenues in fiscal 1997 to 45.3% of revenues in fiscal 1998. The increase resulted from the commencement of the $10,600,000 Government contract noted above and an overall decline in total revenue in fiscal 1998 as compared to fiscal 1997. Some of the products manufactured for the Government are proprietary and others are manufactured in accordance with Government specifications and drawings. All of the Company's contracts with the Government provide for termination at the discretion of the Government for reasons of convenience and/or justifiable cause. Only four of the Government contracts accepted by the Company in its 48-year history have been terminated by the Government. The final negotiated settlements in three of those instances did not result in a material loss of profits on completed portions of the contracts because earned profits were paid up to the points of termination. However, termination does cause a reduction in backlog and in projected revenues and profits from the terminated portion of the contract.

         The Government is the only customer that accounted for at least 10% of the Company's total revenues in fiscal 1998. The loss or significant reduction of Government contract work would be likely to have a material adverse effect on the Company.

         Foreign shipments accounted for 22% of the Company's total revenues in fiscal 1998 as compared to 44% in fiscal 1997 and 26% in the fiscal year ended June 30, 1996 ("fiscal 1996"). The increase in foreign shipments as a percentage of total revenues from fiscal 1996 to fiscal 1997 was due to a decrease in overall revenues of $12,898,000. The decreases in foreign shipments as a percentage of total revenues in fiscal 1998 as compared to fiscal 1997 was due to the completion in fiscal 1997 of substantially all of the Company's Far East backlog.

         Domestic commercial sales for fiscal 1998 increased to $3,229,000 compared to $2,931,000 for fiscal 1997. The increase in domestic commercial sales can be accounted for by an increase in the previous year's domestic commercial orders.

         All of the Company's sales to unaffiliated customers are manufactured in and shipped from the United States. Export sales information appears below:

                                                For the Year Ended June 30,
                                           -----------------------------------
                                            1998          1997         1996
                                          ----------   ----------   ----------
Export Sales:
         Australia                       $   39,900   $   10,000   $  106,000
         Europe                             710,800      906,000      662,000
         Far East                           397,300    3,818,000    4,966,000
         Middle East                        117,200       29,000       21,000
         North America                      950,900      619,000      648,000
         Other                               10,900         --         24,000
                                         ----------   ----------   ----------
                           TOTAL         $2,227,000   $5,382,000   $6,427,000

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

         (i) Research and Development. The Company draws from its technical staff to assign personnel to research and development functions as required and as resources will allow. The Company has substantially reduced research and development activities due to its recent financial results.

         The Company expended $100,000 on research in fiscal 1998 compared to $1,054,389 and $1,096,206 in fiscal 1997 and 1996, respectively.
Customer-sponsored research accounted for $0 in fiscal 1998, $0 in fiscal 1997 and $97,382 in fiscal 1996.

         (j) Personnel. At June 30, 1998, the Company had a total of 146 full-time employees, consisting of 88 employees at the Company's Warrington, Pennsylvania location and 58 employees at the Company's Dover, New Jersey location. Of these employees, 76 were engineering and production workers and the balance were officers, managers, sales and office personnel and indirect labor. At March 25, 1999, the Company had a total of 154 full-time employees consisting of 92 employees at the Company's Warrington, Pennsylvania location and 62 employees at the Company's Dover, New Jersey location. Of these employees, 88 were engineering and production workers and the balance were officers, managers, sales and office personnel and indirect labor. None of the Company's employees are represented by a labor union.

Item 2. Properties.

         On March 23, 1981, the Company purchased a building at 125 Titus Avenue, Warrington, Pennsylvania for use as the Company's headquarters and as a manufacturing facility. The building, which is located on a three-acre site, contains approximately 49,000 square feet with approximately 18,000 square feet reserved for offices and engineering laboratories and 31,000 square feet for manufacturing facilities.

         The Company leases 38,000 square feet of space on the second floor of a building on Richboynton Road in Dover, New Jersey, for offices, engineering laboratories and manufacturing facilities. The lease expired effective February 28, 1999 and the Company executed a letter agreement extending the lease on a month to month basis, provided that the Company is required to give three months notice if it decides to terminate the lease. See Note 8 to the Consolidated Financial Statements.

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

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters.

         There is no established public trading market for the common stock of the Company. As of June 30, 1998, the Company had approximately 1,675 shareholders of record, of which approximately 1,616 shareholders own 10 shares or fewer.

         The Company did not pay any dividends in fiscal years 1998 and 1997 and does not anticipate paying dividends in the foreseeable future.

Item 6.  Selected Financial Data.

                                                             For the Fiscal Year Ended June 30,
                                ---------------------------------------------------------------------------------------------
                                     1998              1997                1996              1995                  1994
                                ---------------    ---------------    ---------------    --------------      ----------------
Net Sales                       $     9,728,960    $    12,202,559    $    25,100,604    $   27,051,737      $    20,852,694
Net Income (Loss)               $    (2,964,272)   $    (1,300,095)   $     1,706,967    $    1,278,476      $       622,353(1)
Net Income (Loss) Per
  Common Share(3)               $       (107.18)   $        (47.01)   $         61.72    $        46.22      $         22.50
Total Assets                    $    11,009,940    $    11,667,603    $    13,809,940    $   11,392,003(2)   $    11,024,694
Long-term Debt                  $        61,250    $       217,895    $       141,666    $      379,131      $       738,870
Dividends Declared, Per         $             0    $             0    $             0    $            0      $             0
  Common Share


(1) During fiscal 1994, the final settlement of the Company's insurance claim related to the partial roof collapse at the Dover Division in March 1993 resulted in a recorded gain of $323,209.

(2) Certain items in the 1995 financial statements have been reclassified to conform with their 1996 presentation.

(3) Net Income (Loss) Per Common Share has been restated for the fiscal years ended June 30, 1997, 1996, 1995 and 1994 to reflect a correction in the number of shares reported outstanding for each such fiscal year from 28,175 to 27,658.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Company experienced disappointing results in both sales and earnings during fiscal 1998, in part due to (a) decreased sales resulting from the Company's inability to complete first article testing and obtain first article approval of Test Units from the Government on a new product to be shipped to the Government, as described above; (b) customer budget constraints, which delayed orders; (c) a loss of $954,424 in connection with the acquisition of all of the outstanding membership interests of MDLLC; (d) the Company's continuing investments toward the growth and development of Geiger Mueller Tubes and Nucleonic Gauge Products; and (e) delays in the full implementation of cost reduction programs.

         The Company commenced shipping of the new product to the Government in the last quarter of fiscal 1998, and sales and earnings, exclusive of the MDLLC write-offs, increased significantly over each of the first three quarters of fiscal 1998. The Company expects the shipments of the new product to the Government to continue through fiscal 1999 and beyond.

         The Company suffered a net loss on the acquisition of MDLLC of $954,424, which is being recognized during the fourth quarter of fiscal 1998. The Company's management believed, and continues to believe, that the most effective way to secure a return on the Company's investment in MDLLC and to expand its Temperature/Humidity Monitoring product line business was to become the sole owner of the outstanding membership interests of MDLLC and thereby gain total control over all operating decisions for the product line.

         The Company reduced its work force during the first and second quarters of fiscal 1998. However, during the third and fourth quarters of fiscal 1998, the Company expanded its workforce in order to meet production requirements for the product approved by the Government for production in March 1998, as discussed above.

Fiscal 1998 Compared with Fiscal 1997

         Sales for fiscal 1998 decreased to $9,728,960 from $12,202,559 for fiscal 1997. The decrease in sales in fiscal 1998 is attributable primarily to delays in shipping a new Government product, as noted above.

         Loss from operations increased to a loss of $3,782,455 in fiscal 1998 compared to a loss of $2,214,398 in fiscal 1997 because of reduced sales. Due to reduced sales, gross profit as a percentage of sales decreased to negative 3.25% as compared to 17.57% for fiscal 1997.

         Selling and administrative expenses decreased $102,066 to $2,974,546 in fiscal 1998. Due to reduced sales, as a percentage of sales, selling and administrative expenses increased to 30.57% for fiscal 1998 as compared to 25.21% for fiscal 1997.

         Research and development expenses decreased $954,389 to $100,000 for fiscal 1998, due to the Company's reclassification of research and development expenses as cost of sales. Research and development expenses as a percentage of sales decreased to 1.03% for fiscal 1998 as compared to 8.64% for fiscal 1997, also as a result of the reclassification of research and development expenses.

         Interest expenses increased $165,032 to $392,160 for fiscal 1998 as a result of increased borrowings, an increase in related costs associated with a letter of credit for a multi-year contract and reduced sales volume.

         The effective tax rate decreased from 39% in fiscal 1997 to 37% in fiscal 1998.

         FAS 106 - Post Retirement Benefits Other than Pensions and FAS 109 - Accounting for Income Taxes have been issued and are effective for the years beginning after December 15, 1992. In the opinion of Management, the adoption of these pronouncements has not had a material effect on the Company's financial position or its results of operations.

Fiscal 1997 Compared with Fiscal 1996

         Sales for fiscal 1997 decreased to $12,202,559 from $25,100,604 for fiscal 1996. The decrease in sales in fiscal 1997 was due to (a) the completion of several Government contracts; (b) the Company's inability to ship a new product to the Government due to delays in completion of first article testing and in obtaining Government approval of Test Units during fiscal 1997; (c) customers' budget constraints, which delayed orders; and (d) a lower order base which Management attributed to competitive conditions.

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

Liquidity and Capital Resources

         During fiscal 1998, increases in prepaid taxes on income and tax refund receivable of $242,540 and deferred income taxes of $701,703 combined with a reduction in inventory of $813,290 were principal factors that affected cash provided by operating activities. The increases in prepaid taxes on income and tax refund receivable combined with the increase in deferred income taxes is primarily the result of the tax benefits associated with the net loss in fiscal 1998. The reduction in inventory is primarily the result of write down for obsolete inventory. Increases in write down of intangible assets of $175,583, accounts payable of $157,288 and accrued expenses and accrued payroll and payroll taxes of $578,251, combined with decreases in accounts receivable of $128,515 and costs and estimated earnings in excess of billings on uncompleted contracts of $207,604 were additional factors affecting cash provided by operating activities. The write down of intangible assets is related to the acquisition of all of the outstanding membership interests of MDLLC and the related treatment of MDLLC's assets and liabilities as the assets and liabilities of the Company. See Note 1 to the Consolidated

Financial Statements. The increases in accounts payable and accrued expenses were due primarily to customer advances on services to be performed and the fiscal 1998 net loss. The increase in accrued payroll and payroll taxes is due to a provision for severance pay in anticipation of layoffs related to cost reduction efforts. The decrease in accounts receivable is primarily due to the decrease in sales from fiscal 1997. The decrease in costs and estimated earnings in excess of billings on uncompleted contracts is primarily attributable to completion of several multi-year contracts as of June 30, 1998.

         The Company made capital expenditures in fiscal 1998 in the amount of $100,276 to purchase manufacturing and computer equipment and to make certain expenditures associated with patents. Cash provided by financing activities for fiscal 1998 increased to $1,548,184 as a result of proceeds on the Company's working capital line of credit in the amount of $1,865,000 partially offset by payments on long-term debt of $316,816.

         During fiscal 1998, the Company increased its working capital line of credit to $6,000,000 of which $5,190,000 was outstanding at June 30, 1998. The maximum amount available under this line of credit is limited by certain outstanding standby letters of credit, in the amount of $784,734 at June 30, 1998, issued as collateral for performance on long-term contracts. See Note 4 to the Consolidated financial Statements. The interest rate on the working capital line of credit is payable at the prime rate of the Company's lender, First Union Bank, successor by merger to CoreStates Bank, N.A. and Bucks County Bank and Trust Company (the "Bank") and was 8.5% at June 30, 1998. The working capital line of credit is collateralized by accounts receivable, inventory, property, plant and equipment, assignment of letters of credit confirmed and negotiated by the Bank and the assignment of all existing and future Government contracts that exceed $500,000.

         The Company also has a long-term note with the Bank at an interest rate of 8.25%. The note is collateralized by accounts receivable, inventory, property, plant and equipment and assignment of a letter of credit confirmed and negotiated by the Bank. The principal balance of this loan at June 30, 1998 was $41,666. See Note 5 to the Consolidated Financial Statements.

         On January 14, 1997, the Company entered into a $1,800,000 term loan with repayment based on a five year term, with interest at 7.85% per annum. In June 1997, the Company negotiated with the Bank the terms of a Commercial Promissory Note Modification Agreement pursuant to which the principal amount of the term loan note was reduced to $400,000; the amount of monthly principal payments thereon was reduced from $20,000 to $8,750 and the term of the loan was reduced from five years to three years. The note is collateralized by accounts receivable, inventory, property, plant and equipment, assignment of a letter of credit confirmed and negotiated by the Bank, assignment of all existing and future Government contracts that exceed $500,000 and the guaranty of NRC and MDLLC. The purpose of this loan was to assist in financing the working capital requirements of the MDLLC. The principal balance of this loan at June 30, 1998 was $166,250. See Note 5 to the Consolidated Financial Statements.

         In May 1998, the Company and the Bank entered into a First Amendment to Line of Credit Agreement (the "First Amendment"), a copy of which is filed herewith. Under the First Amendment, the borrowing availability on the Company's line of credit loans with the Bank was increased from $5,500,000 to $6,000,000. Under the First Amendment, the additional credit availability was made available to the Company on a committed basis until June 30, 1998, provided that no Event of Default or Collateral Deterioration (as those terms are defined in the First Amendment) greater than $800,000 occurred. Effective July 1, 1998, the line of credit was provided at the sole and absolute discretion of the Bank, repayable on demand regardless of whether an Event of Default or Collateral Deterioration greater than $800,000 occurred. The First Amendment subsequently was extended through October 7, 1998. As of the date of this filing, no Event of Default or Collateral Deterioration has occurred.

         As a condition precedent of the Bank's entering into the First Amendment, Earl M. Pollock, President of the Company, and Dorothy S. Pollock, Secretary of the Company and wife of Earl M. Pollock, entered into a Guaranty pursuant to which they jointly and severally guaranteed the obligations of the Company to the Bank up to the lesser of $800,000 or the amount of any Collateral Deterioration. In exchange for entering into the Guaranty, the Company issued to Earl M. Pollock and Dorothy S. Pollock, as tenants by the entireties, a warrant for the purchase of 3,000 shares of Common Stock at an exercise price of $117.03 per share, the book value per share of the Company as of June 30, 1998. The warrant expires on May 20, 2003.

         On January 20, 1999, First Union Bank and the Company entered into a term sheet agreeing to the terms and conditions under which First Union Bank will agree to extend the forbearance period set forth in the First Amendment through June 30, 1999. As consideration for this extension, the Company paid to the Bank $200,000 as a principal reduction to the Company's line of credit and agreed to amortize the working capital line of credit at a rate of $25,000 per month plus interest. In addition, the amount from which Collateral Deterioration is measured was reduced from $4,127,730 to $3,800,000 effective January 1, 1999. As of the filing of this report, the Company and First Union Bank are negotiating a forbearance agreement in accordance with the terms of the term sheet. It is expected that First Union will require that Mr. and Mrs. Pollock give a personal guarantee in connection with the forbearance agreement. The Board of Directors of the Company has determined to issue an additional five-year warrant for 5,000 shares to Mr. and Mrs. Pollock, as tenants by the entireties, upon the execution and delivery by them of such guarantee.

         The Company is exploring the possibility of a significant transaction to provide the capital and other resources required by the Company, including the liquidation of its obligations to the Bank. The Company believes that available financing and current cash flow will be adequate to support ongoing operations in the near term.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements are listed under Item 14 in this Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Directors and officers of the Company are elected for a term of one year and until their successors are elected and qualified. The Company's directors and executive officers, and their business experience during the past five years, are as follows:

         Earl M. Pollock, age 79, has been Chairman, President and Chief Executive Officer of the Company for more than five years.

         Dorothy S. Pollock, age 69, is the wife of the President and has been a Director and Secretary of the Company for more than five years. Mrs. Pollock takes no active role in the operation of the business.

         Charles H. Sulzberger, Jr., age 71, was elected a Director of the Company on August 10, 1981. Mr. Sulzberger was employed by Lincoln Bank (since merged with Continental Bank, Norristown, Pennsylvania) from 1973 to 1984, at which time he held the position of Vice President. He is currently engaged in private investment counseling.

         Carl G. Katz, age 50, joined the Company and was appointed Treasurer and Chief Financial Officer in November 1997. Prior to joining the Company, Mr. Katz was employed by Le-Jo Enterprises as Chief Financial Officer from 1995 through October 1997. Le-Jo Enterprises is a manufacturer of a full line of industrial blades and food service products. Prior to 1995, Mr. Katz was employed by Starr Transit as Chief Operating Officer. Starr Transit is a transportation and tour company. Mr. Katz is a Certified Public Accountant.

         Harold J. Cooley, age 64, was appointed Senior Vice President of Operations in 1988. Mr. Cooley had been the Vice President of Technical Support since November 1983.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Act"), and the regulations thereunder, require the Company's officers and directors and persons who own more than 10% of the registered class of the Company's equity securities (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company's review of the copies of these reports received by it, and written representations received from reporting persons, the Company believes that all other filings required to be made by the reporting persons for the period July 1, 1997 through June 30, 1998 were made on a timely basis, except for (a) one report of Carl G. Katz, Treasurer and Chief Financial Officer, relating to his appointment to an executive officer position, which was filed subsequent to its due date, (b) one report of Earl M. Pollock, President, Chief Executive Officer and member of the Board of Directors, relating to one transaction, which has been sent for filing with the SEC subsequent to its due date and (c) one report of Dorothy S. Pollock, Secretary and member of the Board of Directors, relating to one transaction, which has been sent for filing with the SEC subsequent to its due date.

Item 11.          Executive Compensation.

Summary Compensation Table

         The following table provides certain summary information concerning compensation paid or accrued by the Company, for its fiscal year ended June 30, 1998, to or on behalf of the Company's Chief Executive Officer and the other most highly compensated executive officer of the Company whose total annual salary and bonus exceeded $100,000 (the Company had only one such executive officer, in addition to its Chief Executive Officer, during fiscal 1998).

                           SUMMARY COMPENSATION TABLE

                                                                                       Long-Term Compensation
                                                                              ------------------------------------
                                              Annual Compensation                       Awards            Payouts
                                  ------------------------------------------  -------------------------- ---------
         (a)               (b)         (c)            (d)           (e)           (f)          (g)         (h)          (i)
                                                                                             Securities
                                                                Other Annual   Restricted    Underlying     LTIP      All Other
       Name and                                                 Compensation      Stock       Options/    Payouts    Compensation
  Principal Position      Year      Salary ($)       Bonus ($)       ($)      Award(s) ($)    SARs (#)      ($)          ($)
----------------------   -------  --------------  ------------- ------------  ------------- ------------ --------- ----------------
Earl M. Pollock          1998     $      183,922        -0-          -0-           -0-          -0-         -0-          -0-
 Chairman of the         1997     $      249,343        -0-          -0-           -0-          -0-         -0-          -0-
 Board, President        1996     $      226,622        -0-          -0-           -0-          -0-         -0-          -0-
 and Chief
 Executive Officer



Harold J. Cooley         1998     $      235,040        -0-          -0-           -0-          -0-         -0-          -0-
 Senior Vice             1997     $      230,342        -0-          -0-           -0-          -0-         -0-      $22,600*
 President,              1996     $      225,514  $ 46,153           -0-           -0-          -0-         -0-      $17,384*
 Operations


======================   =======  ==============  ============= ============  ============= ============ ========= ================

======================   =======  ==============  ============= ============  ============= ============ ========= ================

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

                 Aggregated Option Exercises in Last Fiscal Year
                            and FY-End Option Values

                                                                       Number of Unexercised
                                                                       Options/SAR at Fiscal        Value of Unexercised
                                                                            Year-End (#)          In-the-Money Options/SARs
                             Shares Acquired      Value Realized          (#) Exercisable/        at Fiscal Year-End ($)(1)
           Name              on Exercise (#)            ($)                Unexercisable          Exercisable/Unexercisable
--------------------------   ---------------     -----------------     ----------------------    ---------------------------
Earl M. Pollock(2)                  -                    -                      -0-                           -
Harold J. Cooley                    -                    -                   2,600/150                   $219,760/$0

===========================  ===============     =================     ======================    ===========================


(1) There is no trading market for the Company's securities. The fair market value of the Company's Common Stock is determined by the book value of the Company's Common Stock. On June 30, 1998, the book value of the Company's Common Stock was $117.03 per share.

(2) See Item 13 "Certain Relationships and Related Transactions" for a description of warrants for the purchase of the Company's Common Stock that were granted to Earl M. Pollock in connection with and as partial consideration for a loan to the Company by Mr. Pollock, execution of a non-recourse surety agreement by Mr. Pollock as security for the Company's credit facilities and the Guaranty executed by Mr. Pollock in connection with the First Amendment.

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

Compensation of Directors

         Charles H. Sulzberger receives a fee of $500 per meeting of the Board of Directors that he attends. During fiscal 1998, the Company paid fees in the aggregate amount of $1,000 to Mr. Sulzberger.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of April 9, 1999, the number of shares of common stock owned beneficially by all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, by all directors of the Company and by all directors and officers of the Company as a group.

                                        Amount and Nature of         Percent
Beneficial Owner(1)                   Beneficial Ownership (2)       of Class
-------------------                   ------------------------       --------
Earl M. Pollock                                 18,750 (3)              48.5%
Dorothy S. Pollock                              10,752 (4)              35.1%
Harold J. Cooley                                 2,477 (5)               8.2%
Charles H. Sulzberger, Jr.                       1,896                   6.9%
Reba Pollock                                     1,681                   6.1%
Directors and officers as                       30,875 (3)(5)           74.8%
a group (4 persons)

------------

(1) The address of each of the persons listed above is 125 Titus Avenue, Warrington, Pennsylvania 18976.

(2) Based on information furnished to the Company by the directors and officers of the Company, except as otherwise described in footnotes (3) and (4), these persons hold sole voting and dispositive power with respect to the shares of stock owned by them as of June 30, 1998.

(3) Includes 11,000 shares issuable upon exercise of warrants, including 3,000 shares issuable upon exercise of a warrant held jointly with his wife, Dorothy S. Pollock. Does not include any other shares owned by his wife as to which Mr. Pollock disclaims beneficial ownership.

(4) Includes 3,000 shares issuable upon exercise of a warrant held jointly with her husband, Earl M. Pollock. Does not include any other shares owned by her husband as to which Mrs. Pollock disclaims beneficial ownership.

(5) Includes 2,600 shares that Mr. Cooley has the option to purchase, all of which are currently exercisable. Excludes an aggregate of 150 shares issuable upon exercise of options held by Mr. Cooley that are not exercisable within 60 days.

                                     PART IV

Item 13.          Certain Relationships and Related Transactions.

         In May 1998, in connection with and as partial consideration for a personal guarantee by Earl M. Pollock and Dorothy S. Pollock of the increased credit facility provided by the First Amendment, the Company issued to Mr. Pollock and Ms. Pollock, as tenants by the entireties, warrants for the purchase of 3,000 shares of the Company's common stock exercisable at $117.03 per share, the book value per share of the Company as of June 30, 1998. The warrants expire May 20, 2003. See Note 12 to the Consolidated Financial Statements.

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

         (a)      The following documents are filed as part of this Report.

                   1.  Consolidated Financial Statements:

                           Report of Independent Public Accountants.
                           Statements of Operations.
                           Balance Sheets.
                           Statements of Cash Flows.
                           Statements of Stockholders' Equity.
                           Notes to Financial Statements.

                  2.  Consolidated Financial Statement Schedules:

                           Not applicable.


                  3.  Exhibits:

Exhibit
Number            Description of Exhibits.
------            ------------------------

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

10(e)* 1990 Incentive Stock Option and Non-Qualified Option Plan (incorporated herein by reference to Exhibit 10(h) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

Exhibit
Number            Description of Exhibits.

10(f)* Amendment No. 1 to stock option issued to Harold J. Cooley (incorporated herein by reference to Exhibit 10(i) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).


10(g)* Amendment No. 1 to warrant issued to Earl Pollock (incorporated herein by reference to Exhibit 10(j) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(h) Amended and Restated Lease Agreement, dated December 31, 1997, by and between Cadillac Plastic Group, Inc. and the Company (incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996).

10(i) Term Loan Agreement, dated as of January 14, 1997, between the Company and CoreStates Bank, N.A. ("CoreStates") (incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(j) Commercial Promissory Note, dated January 14, 1997, from the Company to CoreStates (incorporated herein by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(k) Open-End Mortgage, made on January 14, 1997, by the Company in favor of CoreStates (incorporated herein by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(l) Line of Credit Agreement, dated as of January 14, 1997, between the Company and CoreStates (incorporated herein by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(m) Master Demand Note, dated January 14, 1997 from the Company to CoreStates (incorporated herein by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(n) Open End Mortgage, made on January 14, 1997, by the Company in favor of CoreStates (incorporated herein by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(o) Security Agreement, made on January 14, 1997, between CoreStates and the Company (incorporated herein by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

Exhibit
Number            Description of Exhibits.

10(p) General Assignment of Government Contracts and the Proceeds Thereof, dated as of January 14, 1997, from the Company to CoreStates (incorporated herein by reference to Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31,
         1997).

10(q) Assignment of Proceeds of Letter of Credit, dated January 14, 1997, from the Company to CoreStates (incorporated herein by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(r)* Warrant issued to Earl M. Pollock dated November 8, 1994 (incorporated herein by reference to Exhibit 10(n) to the Company's Report on Form 10-K for fiscal 1995).

10(s) First Amendment to Line of Credit, dated May 20, 1998, between the Company and the Bank.

10(t) Allonge to Master Demand Note, made May 20, 1998, of the Company to the Bank.

10(u) Guaranty, dated May 20, 1998, by Earl M. Pollock and Dorothy S. Pollock for the benefit of the Bank.

10(v)* Warrant issued to Earl M. Pollock and Dorothy S. Pollock dated May 20, 1998.

10(w)* Employment Agreement, dated June 27, 1995, by and between the Company and Harold J. Cooley (incorporated herein by reference to Exhibit 10(o) to the Company's Report on Form 10-K for fiscal 1995).

10(x) Operating Agreement of Measurement Dynamics LLC, a New Jersey limited liability company, dated July 12, 1995, by and between the Company, Mark Sitcoske and Ernest W. DeLany (incorporated herein by reference to
         Exhibit 10(p) to the Company's Report on Form 10-K for fiscal 1995).

10(y) Commercial Promissory Note Modification Agreement, dated September 29, 1997, by and between the Company and the Bank (incorporated herein by reference to Exhibit 10(w) to the Company's Report on Form 10-K for fiscal 1997).

11       Computation of earnings per share.

21 At June 30, 1998, the Company's three subsidiaries were NRC Acquisition Corp., a Pennsylvania corporation; Northeast Nuclear, Ltd., a Virgin Islands corporation; and Measurement Dynamics LLC, a New Jersey limited liability company.

Exhibit
Number            Description of Exhibits.

27       Financial Data Schedule

-------------
         *Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

         (b)  Reports on Form 8-K.

                  During the fiscal year ended June 30, 1998, the Company has not filed any Reports on Form 8-K.


         The Private Securities Litigation Reform Act of 1996 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K contains information that is forward looking, such as information relating to future sales and earnings, shipments and shipping schedules, income from operations, backlog orders to be filled during fiscal 1999, impact on the Company of a significant reduction in Government contract work, availability of materials and components, impact of Year 2000 issues and adequacy of cash available from financing and current cash flow. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, Government and regulatory policies, the pricing and availability of equipment, materials and programming, technological developments and changes in the competitive environment in which the Company operates.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 1999.

                                      NUCLEAR RESEARCH CORPORATION


                                      By:   /s/ Earl M. Pollock
                                            ------------------------------
                                             Earl M. Pollock, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 1999.

/s/ Earl M. Pollock
------------------------------------
Earl M. Pollock, Chairman of the
Board and President (Principal
Executive Officer)



/s/ Carl G. Katz
------------------------------------
Carl G. Katz, Treasurer and
Chief Financial Officer (Principal
Financial and Accounting Officer)



/s/ Dorothy S. Pollock
------------------------------------
Dorothy S. Pollock, Director



/s/ Charles H. Sulzberger, Jr.
------------------------------------
Charles H. Sulzberger, Jr., Director

                          Nuclear Research Corporation

                               1998 Annual Report


________________________________________________________________________________
















                          Schmeltzer o Master Group, PC
                          _____________________________
                          Certified Public Accountants/
                          Business Consultants

                                                    Nuclear Research Corporation
                                                                        Contents
________________________________________________________________________________



           Independent Auditors' Report                               1


           Financial Statements

              Statements of Operations                                2
              Balance Sheets                                          3
              Statements of Cash Flows                                4
              Statements of Stockholders' Equity                      5

           Notes to Financial Statements                           6-18

SMG LETTERHEAD




Independent Auditors' Report



To the Board of Directors
Nuclear Research Corporation
Warrington, Pennsylvania

We have audited the accompanying balance sheet of Nuclear Research Corporation as of June 30, 1998 and the related statements of operations, stockholders' equity and cash flows for the year then ended. We have also audited the accompanying consolidated balance sheet of Nuclear Research Corporation and Subsidiaries as of June 30, 1997 and the related consolidated statements of operations, stockholders equity and cash flows for each of the years in the two-year period ended June 30, 1997. These financial statements and consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Nuclear Research Corporation as of June 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nuclear Research Corporation and Subsidiaries, as of June 30, 1997 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.


                                           /s/ Schmeltzer o Master Group
                                           -------------------------------------

September 22, 1998

                                                    Nuclear Research Corporation
                                                        Statements of Operations

----------------------------------------------------------------------------------------------------------
                                                                         Consolidated        Consolidated
Years Ended June 30,                                      1998               1997                1996
----------------------------------------------------------------------------------------------------------
Net Sales (Note 10)                                   $ 9,728,960         $12,202,559         $25,100,604

Cost of Sales                                          10,044,709          10,058,828          18,307,530
----------------------------------------------------------------------------------------------------------
Gross Profit (Loss)                                      (315,749)          2,143,731           6,793,074

Selling and Administrative Expenses                     2,974,546           3,076,612           3,027,078

Research and Development Expenses (Note 1)                100,000           1,054,389           1,096,206

Interest Expense                                          392,160             227,128             357,396
----------------------------------------------------------------------------------------------------------
Income (Loss) from Operations                          (3,782,455)         (2,214,398)          2,312,394

Other Income (Loss)
    Miscellaneous                                          47,144              11,293              41,764
    Interest                                                8,407               2,481               5,922
    Net loss on merger (Note 1)                          (954,424)                  -                   -
----------------------------------------------------------------------------------------------------------
Total Other Income (Loss)                                (898,873)             13,774              47,686
----------------------------------------------------------------------------------------------------------
Income (Loss) Before Minority Interest                 (4,681,328)         (2,200,624)          2,360,080

Minority Interest in Loss of Consolidated
    Subsidiary (Note 1)                                         -              81,056             316,427
----------------------------------------------------------------------------------------------------------
Income (Loss) - Before Income Taxes (Benefit)          (4,681,328)         (2,119,568)          2,676,507
    Less: income tax (benefit) (Note 11)               (1,717,056)           (819,473)            969,540
----------------------------------------------------------------------------------------------------------
Net Income (Loss)                                     $(2,964,272)        $(1,300,095)        $ 1,706,967
----------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Share (Note 1)
    (Restated for 1997 and 1996)                      $   (107.18)        $    (47.01)            $ 61.72
----------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share -
    Assuming Dilution (Note 1)
      (Restated for 1997 and 1996)                    $   (107.18)        $    (47.01)        $     49.25
----------------------------------------------------------------------------------------------------------

                                                                                    See Accompanying Notes

                                                    Nuclear Research Corporation
                                                                  Balance Sheets

----------------------------------------------------------------------------------------------------------
                                                                                             Consolidated
June 30,                                                                     1998                1997
----------------------------------------------------------------------------------------------------------
Assets
Current Assets
    Cash (Note 1)                                                         $   132,036         $   183,610
    Accounts receivable (Notes 1, 4, and 5)                                 1,881,026           2,009,541
    Inventory (Notes 1, 2, 4, and 5)                                        4,250,787           5,064,077
    Prepaid taxes-on income and tax refund receivable                       1,092,062             849,522
    Prepaid expenses and other current assets                                 180,357             130,319
    Costs and estimated earnings in excess of
     billings on uncompleted contracts (Note 1)                                     -             207,604
    Deferred income taxes (Note 11)                                           881,103             179,400
----------------------------------------------------------------------------------------------------------
Total Current Assets                                                        8,417,371           8,624,073

Property, Plant and Equipment - Net (Notes 1, 3, 4, and 5)                  2,072,608           2,360,304

Other Assets
    Intangible assets, net (Note 1)                                           353,927             540,417
    Other                                                                     166,034             142,809
----------------------------------------------------------------------------------------------------------
Total Other Assets                                                            519,961             683,226
----------------------------------------------------------------------------------------------------------
Total Assets                                                              $11,009,940         $11,667,603
----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
    Short-term borrowings (Note 4)                                        $ 5,190,000         $ 3,325,000
    Current portion of long-term debt (Note 5)                                146,666             306,837
    Accounts payable                                                          902,653             745,365
    Accrued expenses                                                        1,103,500             643,928
    Accrued payroll and payroll taxes                                         319,184             200,505
    Billings on uncompleted contracts in excess
      of costs and estimated earnings (Note 1)                                 23,656                   -
----------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                   7,685,659           5,221,635

Long-Term Debt (Note 5)                                                        61,250             217,895

Deferred Income Taxes (Note 11)                                                26,194              26,964

Minority Interest in Equity of Consolidated Subsidiary (Note 1)                                         -

Commitments and Contingency (Note 8)

Stockholders' Equity
    Common stock
      Stated value $5 per share, with 60,000
      shares authorized, 31,356 shares issued,
      and 27,658 shares outstanding                                           159,365             159,365
    Additional paid-in capital                                                517,010             517,010
    Retained earnings                                                       2,622,815           5,587,087
    Less:  treasury stock, 3,698 shares at cost                               (62,353)            (62,353)
----------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                  3,236,837           6,201,109
----------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                $11,009,940         $11,667,603
----------------------------------------------------------------------------------------------------------
                                                                                    See Accompanying Notes

                                                                               3

                                                    Nuclear Research Corporation
                                                        Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------------
                                                                                         Consolidated      Consolidated
Years Ended June 30,                                                        1998             1997              1996
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                  $(2,964,272)       $(1,300,095)      $1,706,967
    Adjustments to reconcile net income (loss)
     to net cash provided by (used by)
      operating activities:
     Deferred income taxes                                                (702,473)          (133,670)         (47,270)
     Depreciation and amortization                                         387,855            430,263          428,008
     Gain on disposition of property and equipment                          33,229                  -           (4,000)
     Minority interest in loss of consolidated subsidiary                        -            (81,056)        (316,427)
     Write down of intangible assets                                       175,583                  -                -
     (Increase) decrease in:
       Accounts receivable                                                 128,515            862,763        1,254,016
       Other receivable                                                     10,000                  -                -
       Inventory                                                           813,290           (454,903)        (880,449)
       Prepaid taxes - on income and tax refund receivable                (242,540)          (849,522)               -
       Prepaid expenses and other assets                                   (50,038)            79,940          (94,544)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                                 207,604          2,962,602       (1,436,654)
     Increase (decrease) in:
       Accounts payable                                                    157,288           (147,949)        (661,568)
       Accrued expenses and payroll taxes                                  578,251           (393,014)         273,294
       Taxes payable - on income                                                 -           (114,145)        (342,910)
       Billings  on uncompleted contracts in excess
         of costs and estimated earnings                                    23,656                  -                -
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used by) Operating Activities                     (1,444,052)           861,214         (121,537)
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Capital expenditures                                                   (100,276)          (688,409)      (1,069,149)
   Proceeds from sale of equipment                                               -                  -            4,000
   Increase in other assets                                                (55,430)           (62,524)         (50,833)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                     (155,706)          (750,933)      (1,115,982)
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Net proceeds (payments) on line of credit                             1,865,000                  -        1,475,000
   Proceeds of long-term debt                                                    -            511,816          300,000
   Payments of long-term debt                                             (316,816)          (613,224)        (417,032)
   Other                                                                         -                  -          (12,617)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used by) Financing Activities                      1,548,184           (101,408)       1,345,351
-----------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                            (51,574)             8,873          107,832

Cash - Beginning                                                           183,610            174,737           66,905
-----------------------------------------------------------------------------------------------------------------------
Cash - Ending                                                          $   132,036        $   183,610       $  174,737
-----------------------------------------------------------------------------------------------------------------------
Supplementary Disclosures:

   Interest paid                                                       $   365,327        $   251,757       $  355,700
-----------------------------------------------------------------------------------------------------------------------
   Income taxes paid                                                   $    66,929        $   284,704       $  889,935
-----------------------------------------------------------------------------------------------------------------------
                                                                                                 See Accompanying Notes

                                                                               4

                     This Page Was Intentionally Left Blank

_________________________________________________________________________________________________________

Years Ended June 30, 1998, 1997 and 1996
_________________________________________________________________________________________________________

                                                                               Common Stock
                                                                       __________________________________

                                                                       Number of Shares       Amount
                                                                       __________________________________
Balance at June 30, 1995 (consolidated)                                    27,658            $159,365

      Net income for the year ended June 30, 1996 (consolidated)              -                  -
---------------------------------------------------------------------------------------------------------
Balance at June 30, 1996 (consolidated)                                    27,658             159,365

      Net loss for the year ended June 30, 1997 (consolidated)                -                  -
---------------------------------------------------------------------------------------------------------
Balance at June 30, 1997 (consolidated)                                    27,658             159,365

      Net loss for the year ended June 30, 1998                               -                  -
---------------------------------------------------------------------------------------------------------

Balance at June 30, 1998                                                   27,658            $159,365
---------------------------------------------------------------------------------------------------------

                                                    Nuclear Research Corporation
                                              Statements of Stockholders' Equity

_______________________________________________________________________________________________________________


_______________________________________________________________________________________________________________


                          Additional                                                                 Total
                            Paid-in                Retained                Treasury              Stockholders'
                            Capital                Earnings                  Stock                   Equity

---------------------------------------------------------------------------------------------------------------
                           $ 517,010             $ 5,180,215              $(62,353)              $ 5,794,237

                                -                  1,706,967                   -                   1,706,967
---------------------------------------------------------------------------------------------------------------
                             517,010               6,887,182               (62,353)                7,501,204

                                -                 (1,300,095)                  -                  (1,300,095)
---------------------------------------------------------------------------------------------------------------
                             517,010               5,587,087               (62,353)                6,201,109

                                -                 (2,964,272)                  -                  (2,964,272)
---------------------------------------------------------------------------------------------------------------

                           $ 517,010             $ 2,622,815              $(62,353)              $ 3,236,837
---------------------------------------------------------------------------------------------------------------

                                                                                         See Accompanying Notes

                                                                               5

                     This Page Was Intentionally Left Blank

                                                    Nuclear Research Corporation
                                                   Notes to Financial Statements
________________________________________________________________________________

Note 1          Organization
Organization    ------------
and             Nuclear Research Corporation (the Company) was incorporated on
Summary of      July 17, 1950 under the laws of the Commonwealth of
Significant     Pennsylvania. The Company is engaged in the business of
Accounting      designing, manufacturing and servicing detection, measurement
Policies        and monitoring devices and gauges for customers throughout the world, with a majority of its revenue derived from products primarily manufactured for use by the United States Department of Defense. During the year ended June 30, 1998, the Company's wholly owned subsidiaries, NRC Acquisition Corporation and Northeast Nuclear, Ltd. were dissolved. The assets and liabilities of the wholly owned subsidiaries were merged into the Company. Measurement Dynamics LLC (MDLLC), owned 42% by the
                Company, was terminated on June 30, 1998. The Company acquired all of the outstanding membership interest of MDLLC, not then owned by the Company. The assets and liabilities of MDLLC were merged into the Company as of June 30, 1998. In addition, amounts due the Company from MDLLC were written off.

                Principles of Consolidation
                ---------------------------
                The consolidated financial statements prior to the year ended June 30, 1998 included the accounts of Nuclear Research Corporation (the parent), NRC Acquisition Corporation and Northeast Nuclear, Ltd., wholly-owned subsidiaries, and Measurement Dynamics LLC (MDLLC), owned 42% by Nuclear Research Corporation, hereafter referred to collectively as the "Company". All significant intercompany accounts and transactions were eliminated in consolidation. Northeast Nuclear, Ltd. was a foreign sales corporation (FSC) and as such filed its own corporate tax return. MDLLC was a limited liability company (LLC) and as such filed its own partnership tax return (see Note 11). MDLLC had a deficit in its equity account; therefore, according to generally accepted accounting principles, the liability in minority interest in equity of subsidiary has been reduced to zero on the balance sheet at June 30, 1997.

                Use of Estimates
                ----------------
                Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from estimates that were used.

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

                                                    Nuclear Research Corporation
                                                   Notes to Financial Statements
________________________________________________________________________________

Note 1          Accounting for Contracts (Continued)
Organization    ------------------------------------
and             The Company recognizes revenues on several fixed-price contracts
Summary of      using the percentage-of-completion method, measured by the
Significant     percentage of cost incurred to date compared to the estimated
Accounting      total cost for the contracts. That method is used because
Policies        management considers total cost to be the best available measure
(Continued)     of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

                The asset account entitled "costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability account entitled "billings on uncompleted contracts in excess of costs and estimated earnings", represents billings in excess of revenues recognized.

                Costs, estimated earnings, and billings on uncompleted contracts at June 30 are summarized as follows:

                                                          1998          1997
                ----------------------------------------------------------------

                Costs incurred and estimated earnings
                  on uncompleted contracts              $408,047     $9,457,954
                     Less: Billings to date              431,703      9,250,350
                ----------------------------------------------------------------

                                                        $(23,656)    $  207,604
                ----------------------------------------------------------------

                Included in accompanying balance sheet
                  under the following caption:

                Costs and estimated earnings in excess
                  of billings on uncompleted contracts  $   -        $  207,604
                ----------------------------------------------------------------

                Billings on uncompleted contracts in
                excess of costs and estimated earnings  $ 23,656     $     -
                ----------------------------------------------------------------

                Cash
                ----
                The Company maintains cash at a financial institution headquartered in Philadelphia, Pennsylvania which may exceed federally insured amounts at times and which may at times significantly exceed balance sheet amounts due to outstanding checks.

                For purposes of preparing the statement of cash flows, the Company considers all highly liquid investments available for current use with an initial maturity of three months or less to be cash and cash equivalents

                                                    Nuclear Research Corporation
                                                   Notes to Financial Statements
________________________________________________________________________________

Note 1          Accounts Receivable
Organization    -------------------
and             Accounts receivable at June 30, consists of:
Summary of
Significant
Accounting                                                1998          1997
Policies        ----------------------------------------------------------------
(Continued)
                United States Government                $  749,771   $  485,625
                Commercial contracts                       745,161      757,162
                Foreign contracts                          386,094      750,066
                Unbilled receivables - U. S. Government       -          16,688
                ----------------------------------------------------------------
                Total                                   $1,881,026   $2,009,541
                ----------------------------------------------------------------

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

                Intangible Assets
                -----------------
                Intangible assets at June 30, consist of:

                                                          1998          1997
                ----------------------------------------------------------------
                Patents and trademarks, net             $ 176,351     $ 164,556
                Copyrights, net                             2,576         2,944
                Other, net                                175,000       372,917
                ----------------------------------------------------------------

                                                        $ 353,927     $ 540,417
                ----------------------------------------------------------------

                                                    Nuclear Research Corporation
                                                   Notes to Financial Statements
________________________________________________________________________________

Note 1          Intangible Assets (Continued)
Organization    -----------------------------
and             The costs of the patents and trademarks are being amortized
Summary of      using the straight line method over their remaining useful
Significant     lives, not to exceed seventeen years. Accumulated amortization
Accounting      was $111,769 at June 30, 1998 and $90,821 at June 30, 1997.
Policies        Amortization expense amounted to $20,948, $13,559 and $13,956 in
(Continued)     1998, 1997 and 1996, respectively.

                The cost of the copyrights is being amortized using the straight line method over their remaining useful lives, which has been determined by management to be five years. Accumulated amortization was $1,104 at June 30, 1998 and $736 at June 30, 1997. Amortization expense was $368 for the years ended June 30, 1998 and 1997 and 1996.

                Other intangible assets represent the assets contributed to MDLLC by the minority members of the LLC and include products, product ideas and various trade names. The assets are being amortized using the straight line method over their remaining useful lives, not to exceed nineteen years. Accumulated amortization was $63,417 at June 30, 1998 and $41,083 at June 30, 1997. Amortization expense was $22,334, $20,700 and $20,383 for the years ended June 30, 1998, 1997 and 1996, respectively.

                Advertising
                -----------
                Advertising costs are expensed as incurred. Advertising expense for 1998, 1997 and 1996 was $16,287, $17,388 and $17,040
                respectively.

                Income Taxes
                ------------
                Deferred income taxes are recorded based upon differences between the financial statement and the tax basis of assets and liabilities. The temporary differences include the inclusion of the loss from MDLLC in the tax returns of the parent corporation, depreciation from an involuntary conversion of property and Federal and state net operating loss carryovers (see Note 11).

                Research and Development
                ------------------------
                Research and development costs related to both present and future products are charged to operations as incurred. These costs amounted to $100,000, $1,054,389, and $1,096,206 in 1998,
                1997 and 1996, respectively. Customer-sponsored research accounted for $-0-, $-0- and $97,382 in 1998, 1997 and 1996, respectively.

                Earnings Per Share
                ------------------
                During the year ended June 30, 1998, FASB No. 128, Earnings per Share, became effective for financial statements issued for periods ending after December 15, 1997. This statement requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement also requires restatement of all prior-period EPS data presented. As a result, we have restated the EPS information for June 30, 1997 and 1996.

                                                    Nuclear Research Corporation
                                                   Notes to Financial Statements
________________________________________________________________________________

Note 1          Earnings Per Share (Continued)
Organization    ------------------------------
and             Basic EPS is calculated by dividing net income (loss) by the
Summary of      weighted average shares of common stock of the Company ("Common
Significant     Stock"). The calculation of fully dilutive EPS assumes the
Accounting      dilutive effect of the Company's stock options and warrants
Policies        converted into Common Stock at the later of the beginning of the
(Continued)     year or issue date. During a loss period, the assumed exercise of outstanding in-the-money stock options and warrants have an antidilutive effect. As a result, these shares are not included in the weighted average shares outstanding of 27,658 used in the calculation of basic and fully dilutive EPS at June 30, 1998, 1997 and 1996.

                Reclassifications
                -----------------
                Certain items in the 1997 financial statements have been reclassified to conform with current year presentation.

Note 2          Inventory at June 30, consists of:
Inventory
                                                          1998          1997
                ----------------------------------------------------------------
                Work-In-Process
                  United States Government contracts   $1,585,356    $3,512,367
                  Commercial contracts                    695,253     1,421,592
                Purchased and manufactured parts        2,872,827     1,063,454
                ----------------------------------------------------------------
                                                        5,153,436     5,997,413
                Less:  Progress payments on United
                  States Government contracts             902,649       933,336
                ----------------------------------------------------------------
                Total                                  $4,250,787    $5,064,077
                ----------------------------------------------------------------

                The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs, because it results in a better matching of costs and revenues. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at June 30, 1998 and 1997, reported inventories would have been higher by $1,188,945 and $1,143,627, respectively. Reported net loss for the year ended June 30, 1998 would have decreased by $27,961 ($1.01 per share). Reported net loss for the year ended June 30, 1997 would have decreased by $72,487 ($2.62 per share). Reported net income for the year ended June 30, 1996 would have decreased by $1,167 ($.04 per share).

                                                    Nuclear Research Corporation
                                                   Notes to Financial Statements
________________________________________________________________________________

Note 2          The proforma effect relating to the use of the FIFO method would
Inventory       have resulted in the following balances for the statements of
(Continued)     operations presentation for the years ended June 30:

                                                       Restated
                                           1998          1997           1996
                ----------------------------------------------------------------
                Gross profit (loss)     $  (270,431)  $ 2,261,130   $ 6,790,429
                ----------------------------------------------------------------
                Income (loss) from
                  operations            $(3,737,137)  $(2,096,999)  $ 2,309,749
                ----------------------------------------------------------------
                Net income (loss)       $(2,936,311)  $(1,227,608)  $ 1,705,350
                ----------------------------------------------------------------

                In the year ended June 30, 1998 and 1996, a reduction in inventory resulted in a liquidation of LIFO inventory carried at lower costs in prior years as compared with the cost of 1998 and 1996 purchases. The effect of this liquidation was to increase net income by $23,594 ($.84 per share) and $96,663 ($2.75 per share) for the years ended June 30, 1998 and 1996, respectively.

Note 3          Property, plant and equipment at June 30, consists of:
Property,
Plant and                                               1998          1997
Equipment       ----------------------------------------------------------------
                Land and land improvements           $   79,207    $   79,207
                Building and improvements             1,771,102     1,763,490
                Equipment and furniture               3,631,524     3,594,427
                Leasehold improvements                  120,701       120,701
                ----------------------------------------------------------------
                                                      5,602,534     5,557,825
                Less:  accumulated depreciation and
                        amortization                  3,529,926     3,197,521
                ----------------------------------------------------------------

                Total                                $2,072,608    $2,360,304
                ----------------------------------------------------------------

                Depreciation expense amounted to $344,205, $395,636, and $393,301 in 1998, 1997 and 1996, respectively.

Note 4          The Company maintains a working capital line of credit in the
Short-Term      maximum amount of $6,000,000, payable on demand of which
Borrowings      $5,190,000 was outstanding at June 30, 1998. The additional credit availability will be made available on a committed basis, provided that no default or collateral deterioration greater than $800,000 occurs. The maximum amount available under this line of credit is limited by certain outstanding standby letters of credit in the amount of $784,734 at June 30, 1998 (see Note
                8). Interest is payable at the bank's prime rate (8.5% at June
                30, 1998). The line is collateralized by accounts receivable, inventory, property, plant and equipment, assignment of a letter of credit confirmed and negotiated by the bank, and assignment of all existing and future United States Government contracts that exceed $500,000.

                                                    Nuclear Research Corporation
                                                   Notes to Financial Statements
________________________________________________________________________________

Note 4          At June 30, 1997 the Company maintained a working capital line
Short-Term      of credit in the maximum amount of $5,500,000, payable on demand
Borrowings      of which $3,325,000 was outstanding. The maximum amount
(Continued)     available under this line of credit was limited by certain outstanding standby letters of credit in the amount of $272,622 at June 30, 1997 (see Note 8). Interest was payable at the bank's prime rate (8.5% at June 30, 1997). The line was collateralized by accounts receivable, inventory, property, plant and equipment, assignment of a letter of credit confirmed and negotiated by the bank, and assignment of all existing and future United States Government contracts that exceed $500,000.
                The line was guaranteed by NRC Acquisition Corporation and MDLLC. The maximum amount guaranteed by MDLLC was $400,000.

Note 5          Long-term debt consists of the following:
Long-Term
Debt
                                                          1998          1997
                ----------------------------------------------------------------

                Note payable - bank - payable in
                monthly installments of $8,750,
                including interest at 7.85%,
                collateralized by accounts
                receivable, inventory, property,
                plant and equipment, assignment of
                a letter of credit confirmed and
                negotiated by the bank and
                assignment of all existing and
                future United States Government
                contracts that exceed $500,000
                (see Notes 1, 2 and 3). Payments
                extend through January, 2000
                                                        $166,250      $271,250

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
                January, 1997 the President and a
                director were released from the
                non-recourse surety agreement.
                                                          41,666       141,666

                                                    Nuclear Research Corporation
                                                   Notes to Financial Statements
________________________________________________________________________________

Note 5          Note payable - government -
Long-Term       payable in monthly installments of
Debt            $8,987 plus interest at 9%. The
(Continued)     Note was paid off in 1998.                  -          107,840

                Note payable - township - payable
                in monthly installments of $248
                plus interest at 4.8%. The Note
                was paid off in 1998.                       -            3,976
                ----------------------------------------------------------------
                                                         207,916       524,732
                Less: current portion                   (146,666)     (306,837)
                ----------------------------------------------------------------
                Total long-term debt                    $ 61,250      $217,895
                ----------------------------------------------------------------

                The following schedule represents the annual obligations on long-term debt outstanding at June 30, 1998:

                               Year                        Amount
                ----------------------------------------------------------------
                              1999                      $  146,666
                              2000                          61,250
                ----------------------------------------------------------------
                              Total                     $  207,916
                ----------------------------------------------------------------

Note 6          Supplementary information regarding non-cash investing and
Statement       financing activities:
of Cash
Flows                                         1998          1997         1996
                ----------------------------------------------------------------
                Non-cash acquisition of
                 intangible assets           $  -          $ -         $414,000
                ----------------------------------------------------------------
                Disposition of fully
                 depreciated property
                 and equipment               $11,024       $ -         $   -
                ----------------------------------------------------------------
                Non-cash disposal of
                 minority interest
                 inventory                   $  -          $3,900      $   -
                ----------------------------------------------------------------
                Organization cost
                 written off due to
                 termination of
                 Measurement
                  Dynamics, LLC and
                   Northeast Nuclear Ltd.    $22,205       $ -         $   -
                ----------------------------------------------------------------

                                                    Nuclear Research Corporation
                                                   Notes to Financial Statements
________________________________________________________________________________

Note 7          The Company sponsors a 401(k) retirement plan which is funded
Retirement      entirely by employee contributionsand covers substantially all
Plan            full-time eligible employees.


Note 8          Lease Obligations
Commitments     -----------------
and             The Company leases administrative and manufacturing facilities
Contingency     under an operating lease that expired February, 1997. The lease was renewed for two years, and now expires in February, 1999 with three separate one year renewal options. The lease generally provides that the Company pays the taxes, insurance and maintenance expenses related to the leased property.

                The minimum future rentals under this lease as of June 30, 1998 are as follows:

                        Year ending June 30,                  Amount
                ----------------------------------------------------------------
                              1999                           $ 54,667
                ----------------------------------------------------------------
                              Total                          $ 54,667
                ----------------------------------------------------------------

                Rent expense associated with operating leases amounted to $82,000, $66,681 and $54,103 in 1998, 1997 and 1996,
                respectively.

                Employment Agreements
                ---------------------
                The Company has employment agreements with two officers which call for future minimum payments for each of the next four years as follows:

                        Year ending June 30,                  Amount
                ----------------------------------------------------------------


                              1999                           $235,040
                              2000                            235,040
                              2001                            235,040
                              2002                            235,040
                ----------------------------------------------------------------
                              Total                          $940,160
                ----------------------------------------------------------------

                Standby Letters of Credit
                -------------------------
                The Company is contingently liable for standby letters of credit aggregating $1,437,037 as of June 30, 1998, as collateral for performance on long-term contracts.

                                                    Nuclear Research Corporation
                                                   Notes to Financial Statements
________________________________________________________________________________

Note 9          The following methods and assumptions were used to estimate the
Fair Value      fair value of each class of financial instruments for which it
of Financial    is practicable to estimate that value:
Instruments
                Long-Term Debt
                --------------
                The fair value of the corporation's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the corporation for debt of the same remaining maturities.

                The estimated fair values of the corporation's financial instruments are as follows:

                                           1998                     1997
                ----------------------------------------------------------------
                                   Carrying     Fair       Carrying      Fair
                                    Amount      Value       Amount       Value
                ----------------------------------------------------------------
                Long-term debt     $207,916    $207,033    $524,732    $522,482
                ----------------------------------------------------------------

Note 10         Total sales in fiscal 1998 included 45.3% to various branches of
Major           the United States Department of Defense excluding sales to
Customers       private contractors who in turn sell to the United States
and Export      Government. Sales to the United States Department of Defense in
Sales           1997 and 1996 accounted for 31.9% and 65.1% of total sales, respectively.

                Export sales in U. S. dollars were as follows:

                                           1998          1997           1996
                ----------------------------------------------------------------
                Australia              $   39,900    $   10,000     $  106,000
                Europe                    710,800       906,000        662,000
                Far East                  397,300     3,818,000      4,966,000
                Middle East               117,200        29,000         21,000
                North America             950,900       619,000        648,000
                Other                      10,900          -            24,000
                ----------------------------------------------------------------
                Total                  $2,227,000    $5,382,000     $6,427,000
                ----------------------------------------------------------------

                The majority of export sales are secured by irrevocable letters of credit.

                                                    Nuclear Research Corporation
                                                   Notes to Financial Statements
________________________________________________________________________________

Note 11         Provision (benefit) for income taxes consisted of the following:
Income
Taxes                                      1998          1997           1996
                ----------------------------------------------------------------
                Federal:
                 Current tax (benefit)  $(1,014,383)  $(682,726)      $ 834,484
                 Deferred provision
                  (benefit)                (573,417)       (708)        (41,708)
                State:
                 Current tax                   -           -            182,326
                 Deferred benefit       $  (129,256)   (136,039)         (5,562)
                ----------------------------------------------------------------
                Total                   $(1,717,056)  $(819,473)      $ 969,540
                ----------------------------------------------------------------

                The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company:

                                              1998          1997         1996
                ----------------------------------------------------------------
                Federal tax at statutory
                 rate from continuing
                 operations               $(1,638,465)   $(747,853)   $ 910,012
                State income taxes, net
                  of Federal benefit          (84,016)     (89,759)     120,335
                Other                           5,982       (4,857)      (4,972)
                Minority interest in
                 loss of subsidiary              -          69,410       19,085
                Research and development
                 and other credits               (557)     (14,865)      (4,074)
                Federal tax savings
                 attributable to foreign
                 sales corporation               -         (31,549)     (70,846)
                ----------------------------------------------------------------
                Provision (benefit) for
                 taxes on income          $(1,717,056)  $ (819,473)   $ 969,540
                ----------------------------------------------------------------

                The deferred tax asset and deferred tax liability comprised the following at June 30:

                                                          1998          1997
                ----------------------------------------------------------------
                Deferred tax assets:
                  Deferred loss from MDLLC           $     -          $ 46,500
                  Net operating loss and
                    tax credit carryforward             583,303        132,900
                  Obsolete inventory write
                    down for books                      442,139           -
                ----------------------------------------------------------------
                                                      1,025,442        179,400
                  Valuation allowance                  (144,339)          -
                ----------------------------------------------------------------
                Net deferred tax assets                 881,103        179,400
                ----------------------------------------------------------------
                Deferred tax liability:
                  Depreciation                          (26,194)       (26,964)
                ----------------------------------------------------------------
                Net deferred tax liability           $  (26,194)      $(26,964)
                ----------------------------------------------------------------

                                                    Nuclear Research Corporation
                                                   Notes to Financial Statements
________________________________________________________________________________


Note 11         The valuation allowance increased $144,339 during the year ended
Income          June 30, 1998. At June 30, 1997 the Company believed that all of
Taxes           the deferred tax assets were more likely than not to be
(Continued)     realized.

                Income taxes (receivable and prepaid) at June 30, 1998 and 1997 were $1,092,062 and $849,522, respectively.

                The Company has loss carryforwards totaling $813,000 which may be used to offset future taxable income. The carryforwards expire in 2013.


Note 12         Stock Option Plan
Related         -----------------
Party           The Company maintains an Incentive Stock Option and
Transactions    Non-Qualified Option Plan (the Plan). Pursuant to the terms of the Plan, 10,000 shares of the Company's common stock are reserved for issuance.

                The Plan provides for the granting of incentive stock options as defined under the Internal Revenue Code. Also under the Plan, non-qualified options may be granted to selected officers and employees. The Plan was effective October 29, 1990 and expires October 28, 2000. The exercise price is fair market value on the date of grant. As of June 30, 1998 there have been no grants.

                Outstanding Stock Options
                -------------------------
                Incentive stock options to purchase an aggregate amount of 1,000 shares were issued to two key employees and are exercisable at an aggregate rate of 200 shares per year beginning October 29, 1991. The exercise price is $90 per share.

                Prior to the adoption of the Plan, the Company granted to the Senior Vice President an option to purchase 2,000 shares of common stock. The option expires March 31, 2004. The option is exercisable at $67.68 per share.

                During the year ended June 30, 1995, incentive stock options to purchase an aggregate amount of 2,050 shares were issued to three key employees and one consultant and are exercisable at an aggregate rate of 410 shares per year beginning November 8, 1995. The exercise price is $160.28.

                Option Shares                     Exercisable   Non-Exercisable
                ----------------------------------------------------------------
                Outstanding, July 1, 1997             4,520          1,530

                Expired                                (700)          (300)

                Issued during year ended
                 June 30, 1998                          -              -

                Exercisable during year ended
                 June 30, 1998                          410           (410)
                ----------------------------------------------------------------
                Outstanding June 30, 1998             4,230            820
                ----------------------------------------------------------------
                Exercisable June 30, 1998          $422,160            -
                ----------------------------------------------------------------

                During the year ended June 30, 1998 a key employee left. As a result, options which were available to him expired.

                                                    Nuclear Research Corporation
                                                   Notes to Financial Statements
________________________________________________________________________________

Note 12         Stock Warrants
Related         --------------
Party
Transactions    The Company issued stock warrants to the President of the
(Continued)     Company. The warrants are exercisable into 5,000 shares of the
                Company's stock in 1,000 share increments at a price of $100 per share. The warrants, which expire March 31, 2004, were outstanding at June 30, 1998, 1997 and 1996.

                The Company issued additional warrants during the year ended June 30, 1995 to the President that are exercisable into 3,000 shares of the Company's stock in 1,000 share increments at a price of $160.28 per share. The warrants, which expire November 8, 2004, were outstanding at June 30, 1998, 1997 and 1996.

                The Company issued additional warrants during the year ended June 30, 1998 to the President that are exercisable into 3,000 shares of the Company's stock at price of $114.88 per share. The warrants expire May 20, 2003 and were outstanding at June 30, 1998.




Exhibit                                                                                              Method
Number            Description of Exhibit                                                            of Filing
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

10(e) 1990 Incentive Stock Option and Non-Qualified Option Plan (incorporated herein by reference to Exhibit 10(h) to the Company's Report on Form
         10-K for the fiscal year ended June 30, 1991).





Exhibit                                                                                              Method
Number            Description of Exhibit                                                            of Filing
------            ----------------------                                                            ---------


10(f)    Amendment No. 1 to stock option issued to Harold J. Cooley
         (incorporated herein by reference to Exhibit 10(i) to the Company's
         Report on Form 10-K for the fiscal year ended June 30, 1991).

10(g) Amendment No. 1 to warrant issued to Earl Pollock (incorporated herein by reference to Exhibit 10(j) to the Company's Report on Form 10-K for the fiscal year ended June 30, 1991).

10(h) Amended and Restated Lease Agreement, dated December 31, 1996, by and between Cadillac Plastic Group, Inc. and the Company (incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996).

10(i) Term Loan Agreement, dated as of January 14, 1997, between the Company and CoreStates Bank, N.A. ("CoreStates") (incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form
         10-Q for the quarterly period ended March 31, 1997).

10(j)    Commercial Promissory Note, dated January 14, 1997, from the Company to
         CoreStates (incorporated herein by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
         March 31, 1997).

10(k) Open-End Mortgage, made on January 14, 1997, by the Company in favor of CoreStates (incorporated herein by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
         March 31, 1997).

10(l)    Line of Credit Agreement, dated as of January 14, 1997, between the
         Company and CoreStates (incorporated herein by reference to Exhibit
         10(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).





Exhibit                                                                                              Method
Number            Description of Exhibit                                                            of Filing
------            ----------------------                                                            ---------


10(m)    Master Demand Note, dated January 14, 1997 from the Company to
         CoreStates (incorporated herein by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
         March 31, 1997).

10(n)    Open End Mortgage, made on January 14, 1997, by the Company in favor of
         CoreStates (incorporated herein by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
         March 31, 1997).

10(o) Security Agreement, made on January 14, 1997, between CoreStates and the Company (incorporated herein by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
         March 31, 1997).

10(p) General Assignment of Government Contracts and the Proceeds Thereof, dated as of January 14, 1997, from the Company to CoreStates
         (incorporated herein by reference to Exhibit 10(h) to the Company's
         Quarterly Report on Form 10-Q for the quarterly period ended March 31,
         1997).

10(q) Assignment of Proceeds of Letter of Credit, dated January 14, 1997, from the Company to CoreStates (incorporated herein by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10(r) Warrant issued to Earl M. Pollock dated November 8, 1994 (incorporated herein by reference to Exhibit 10(n) to the Company's Report on Form
         10-K for fiscal 1995).

10(s)    First Amendment to Line of Credit, dated May 20, 1998, between the                              *
         Company and the Bank.

10(t)    Allonge to Master Demand Note, made May 20, 1998, of the Company to the                         *
         Bank.






Exhibit                                                                                              Method
Number            Description of Exhibit                                                            of Filing
------            ----------------------                                                            ---------


10(u)    Guaranty, dated May 20, 1998, by Earl M. Pollock and Dorothy S.                             *
         Pollock for the benefit of the Bank.

10(v)    Warrant issued to Earl M. Pollock and Dorothy S. Pollock dated                              *
         May 20, 1998.

10(w)    Employment Agreement, dated June 27, 1995, by and between the
         Company and Harold J. Cooley (incorporated herein by reference to Exhibit 10(o) to the Company's Report on Form 10-K for fiscal
         1995).

10(x)    Operating Agreement of Measurement Dynamics LLC, a New
         Jersey limited liability company, dated July 12, 1995, by and between the Company, Mark Sitcoske and Ernest W. DeLany
         (incorporated herein by reference to Exhibit 10(p) to the Company's Report on Form 10-K for fiscal 1995).

10(y)    Commercial Promissory Note Modification Agreement, dated
         September 29, 1997, by and between the Company and the Bank
         (incorporated herein by reference to Exhibit 10(w) to the Company's report on Form 10-K for fiscal 1997).

11       Computation of earnings per share.                                                          *

21       At June 30, 1998, The Company's three subsidiaries were NRC
         Acquisition Corp., a Pennsylvania corporation; Northeast Nuclear,
         Ltd., a Virgin Islands corporation; and Measurement Dynamics
         LLC, a New Jersey limited liability company.

27       Financial Data Schedule                                                                     *


* Filed herewith electronically.