Form 10-Q
period 1998-03-31
NUCLEAR RESEARCH CORP
filed 1999-05-03
CIK 73296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from             to
                                                  ---------      ------------

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
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No  X
                                             ----  -----

         As of April __, 1999, the Registrant had 27,658 shares of its common stock outstanding.

                                      INDEX

Number                                                                  Page
------                                                                  ----

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.................................3

         CONSOLIDATED BALANCE SHEETS.......................................3

         CONSOLIDATED STATEMENTS OF OPERATIONS.............................5

         CONSOLIDATED STATEMENTS OF OPERATIONS ............................6

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND YEAR
            ENDED JUNE 30, 1997............................................7

         CONSOLIDATED STATEMENTS OF CASH FLOW..............................8

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................9

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition...............................12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................17

Item 2.  Changes in Securities and Use of Proceeds........................17

Item 3.  Defaults upon Senior Securities..................................17

Item 4.  Submission of Matters to a Vote of Security Holders..............17

Item 5.  Other Information................................................17

Item 6.  Exhibits and Reports on Form 8-K.................................18

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                               March 31, 1998        June 30, 1997
                                                              ----------------     ----------------
CURRENT ASSETS
           Cash                                                   $        -0-     $        183,610
           Accounts receivable                                       1,865,990            2,009,541
           Inventory (Note 3)                                        3,421,352            5,064,077
           Costs and estimated earnings in excess of
             billings on uncompleted contracts (Note 4)                    -0-              207,604
           Prepaid expenses and other current assets                   332,878              180,319
           Prepaid taxes on income and income tax
             refund receivable                                       1,461,335              849,522
           Deferred Income Taxes                                       179,400              179,400
                                                              ----------------     ----------------
             Total Current Assets                                    7,260,955            8,674,073
PROPERTY, PLANT AND EQUIPMENT
           (net of accumulated depreciation and
             amortization of $3,450,681 at March 31,
             1998 and $3,197,521 at June 30, 1997)                   2,167,374            2,360,304
OTHER ASSETS
           Intangible assets (net of accumulated
             amortization of $56,608 at March 31, 1998
             and $41,083 at June 30, 1997)                             357,392              372,917
           Patents (net of accumulated amortization of
             $103,031 at March 31, 1998 and $91,557 at
             June 30, 1997)                                            188,769              167,500
           Other                                                       125,209               92,809
                                                              ----------------     ----------------
             Total Other Assets                                        671,370              633,226
                                                              ----------------     ----------------
TOTAL ASSETS                                                  $     10,099,699     $     11,667,603
                                                              ================     ================

                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        March 31,
                                                                          1998          June 30, 1997
                                                                        ---------       -------------
CURRENT LIABILITIES
           Short-term borrowings                                   $       4,380,000  $      3,325,000
           Current portion of long-term debt                                 200,115           306,837
           Accounts payable                                                1,250,856           745,365
           Accrued expenses                                                  183,319           643,928
           Accrued payroll and payroll taxes                                 492,243           200,505
                                                                   -----------------  ----------------
           Total Current Liabilities                                       6,506,533         5,221,635

LONG TERM DEBT                                                                87,500           217,895
DEFERRED INCOME TAXES                                                         18,464            26,964
MINORITY INTEREST IN EQUITY OF
CONSOLIDATED SUBSIDIARY                                                            -                 -
COMMITMENTS AND CONTINGENCY
(Note 5)                                                                           -                 -
SHAREHOLDERS' EQUITY
           Common Stock
             Stated value $5 per share, with 60,000 shares
             authorized, 31,873 shares issued and 27,658
             shares outstanding                                              159,365           159,365
           Additional paid in capital                                        517,010           517,010
           Retained Earnings                                               2,873,180         5,587,087
           Less: treasury stock, 3,698 shares at cost                        (62,353)          (62,353)
                                                                   -----------------  ----------------
Total Shareholders' Equity                                                 3,487,202         6,201,109
                                                                   -----------------  ----------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                               $      10,099,699  $     11,667,603
                                                                   =================  ================

                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                            1998                     1997
                                                                            ----                     ----
NET SALES                                                            $        2,494,762       $        3,000,031
COST OF SALES                                                                 4,974,370                2,281,704
                                                                     ------------------       ------------------
GROSS PROFIT                                                                 (2,479,608)                 718,327
SELLING AND ADMINISTRATIVE EXPENSES                                             848,136                  842,064
RESEARCH AND DEVELOPMENT EXPENSES                                                     -                  227,892
INTEREST EXPENSE                                                                 97,120                   49,557
                                                                     ------------------       ------------------
INCOME (LOSS) FROM OPERATIONS                                                (3,424,864)                (401,186)
OTHER INCOME (LOSS)                                                              17,546                  (16,937)
                                                                     ------------------       ------------------
INCOME (LOSS) BEFORE MINORITY INTEREST                                       (3,407,318)                (418,123)
MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARY                                                               -                        -
                                                                     ------------------       ------------------
   INCOME (LOSS) BEFORE INCOME TAXES                                         (3,407,318)                (418,123)
   LESS: NET TAX EXPENSE (BENEFIT)                                           (1,192,562)                (105,548)
NET INCOME (LOSS)                                                    $       (2,214,756)      $         (312,575)
                                                                     ==================       ==================
PRIMARY EARNINGS (LOSS) PER SHARE                                    $           (64.63)      $            (8.98)
                                                                     ==================       ==================
WEIGHTED AVERAGE COMMON SHARES                                                   34,267                   34,817
                                                                     ==================       ==================

                 See Notes to Consolidated Financial Statements

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Nine Months Ended
                                                                 March 31,
                                                         1998                  1997
                                                         ----                  ----
NET SALES                                         $        6,494,671     $      10,163,277
COST OF SALES                                              8,527,525             8,085,415
                                                  ------------------     -----------------
GROSS PROFIT                                              (2,032,854)            2,077,862
SELLING AND ADMINISTRATIVE EXPENSES                        1,873,548             2,320,147
RESEARCH AND DEVELOPMENT EXPENSES                                  -               701,317
INTEREST EXPENSE                                             292,374               144,003
                                                  ------------------     -----------------
INCOME (LOSS) FROM OPERATIONS                             (4,198,776)           (1,087,605)
OTHER INCOME (LOSS)                                           23,534                11,526
                                                  ------------------     -----------------
INCOME (LOSS) BEFORE MINORITY INTEREST                    (4,175,242)           (1,076,079)
MINORITY INTEREST IN LOSS OF
   CONSOLIDATED SUBSIDIARY                                         -                84,956
                                                  ------------------     -----------------
INCOME (LOSS) BEFORE INCOME TAXES                         (4,175,242)             (991,123)
   LESS: NET TAX EXPENSE (BENEFIT)                        (1,461,335)             (336,981)
                                                  ------------------     -----------------
NET INCOME (LOSS)                                 $       (2,713,907)    $        (654,142)
                                                  ==================     =================
PRIMARY EARNINGS (LOSS) PER SHARE                 $           (79.20)    $          (18.79)
                                                  ==================     =================
WEIGHTED AVERAGE COMMON SHARES                                34,267                34,817
                                                  ==================     =================

                 See Notes to Consolidated Financial Statements

                  NUCLEAR RESEARCH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND YEAR ENDED JUNE 30, 1997
                                   (UNAUDITED)




                                                             Additional                                         Total
                                                               Paid In        Retained         Treasury     Shareholders'
                                   Common Stock                Capital        Earnings          Stock           Equity
                              Shares          Amount
Balance at June 30, 1997          27,658   $     159,365    $     517,010   $   6,887,182    $    (62,353)  $    7,501,204
Net Income for the year
     ended June 30, 1998               -               -                -      (1,300,095)              -       (1,300,095)
                           -------------   -------------    -------------   -------------    ------------   --------------

Balance at June 30, 1998          27,658         159,365          517,010       5,587,087         (62,353)       6,201,109
Net loss for the nine months
     ended March 31, 1998              -               -                -      (2,713,907)              -       (2,713,907)
                           -------------   -------------    -------------   -------------    ------------   --------------
Balance at March 31, 1998         27,658   $     159,365    $     517,010   $   2,873,180    $    (62,353)  $    3,487,202
                           =============   =============    =============   =============    ============   ==============



                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                              1998            1997
                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                   $   (2,713,907) $     (654,142)
     Adjustments to reconcile net income (net loss)  to
       net cash provided by (used by) operating
       activities:
         Depreciation and amortization                                          285,459         325,290
         Minority interest in loss of
           consolidated subsidiary                                                    -         (84,956)
         (Increase) decrease in:
           Accounts receivable                                                  143,551         411,937
           Inventory                                                          1,642,725        (198,549)
           Prepaid expenses and other assets                                   (152,559)         (6,385)
           Prepaid taxes and income tax refund receivable                      (620,313)       (536,648)
           Costs and estimated earnings in
           excess of billings on
              uncompleted contracts                                             207,604       2,996,411
         Increase (decrease) in:
           Accounts payable                                                     505,491         205,873
           Accrued expenses and payroll taxes                                  (168,871)       (416,261)
           Taxes payable - on income                                                  -        (114,145)
                                                                         --------------  --------------
NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES                            (870,820)      1,928,425
                                                                         --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                       (60,230)       (609,556)
     (Increase) decrease in other assets                                        (70,443)         14,804
                                                                         --------------  --------------
NET CASH USED BY INVESTING ACTIVITIES                                          (130,673)       (594,752)
                                                                         --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (payments) proceeds on line of credit                                1,055,000      (1,400,000)
     Net (payments) proceeds of long-term debt                                 (237,117)        (26,891)
     Other                                                                            -               -
                                                                         --------------  --------------
NET CASH (USED BY) PROVIDED BY FINANCING ACTIVITIES                             817,883      (1,426,891)
                                                                         --------------  --------------
NET DECREASE (INCREASE) IN CASH                                                (183,610)        (93,218)
                                                                         --------------  --------------
CASH - beginning                                                                183,610         174,737
                                                                         --------------  --------------
CASH - ending                                                               $         -  $       81,519
                                                                         ==============  ==============


                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                        March 31, 1998 and March 31, 1997

Note 1. The Consolidated Financial Statements of Nuclear Research Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 1998 and June 30, 1997 and the consolidated results of operations and cash flows for the three months and nine months ended March 31, 1998 and 1997. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

The consolidated results of operations for the nine months ended March 31, 1998 and 1997 are not necessarily indicative of the results for the full year.

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

At March 31, 1998, MDLLC had a deficit in its equity account. Therefore, according to generally accepted accounting principles, the liability in Minority Interest in Equity of Consolidated Subsidiary was reduced to zero on the Consolidated Balance Sheet at March 31, 1998.

All significant inter-company accounts and transactions have been eliminated in consolidation.

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.  Inventory.


                                                           (Unaudited)
                                                  March 31,           June 30,
                                                     1998               1997
                                               -------------     -------------
Inventory consists of:
Work-In-Process
  United States Government contracts           $   2,402,181     $   3,512,367
  Commercial contracts                             1,414,345         1,421,592
Purchased and manufactured parts                   1,352,326         1,063,454
                                               -------------     -------------
                                                   5,168,852         5,997,413
Less:  Progress payments on United States
Government contracts                               1,747,500           933,336
                                               -------------     -------------
Total                                          $   3,421,352     $   5,064,077
                                               =============     =============

The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at March 31, 1998, reported inventories would have been $1,098,420 higher and reported net income would have decreased by $27,124 ($.79 per share). The pro forma effect relating to the use of the FIFO method would have resulted in the following balances for the statement of operations presentation for the nine months ended March 31, 1998:


            Gross Profit                     $       (2,078,854)
                                             ===================
            Loss from Operations             $       (4,243,983)
                                             ===================
            Net Loss                         $       (2,741,031)
                                             ===================

                   NUCLEAR RESEARCH CORPORATION & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 4.  Costs and Estimated Earnings in Excess of Billings on
           Uncompleted Contracts.

The Company will recognize revenues on certain fixed-price contracts using the percentage-of-completion method, measured by the percentage of cost incurred to date compared to the estimated total cost for the contracts, when applicable. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

Costs, estimated earnings, and billings on uncompleted contracts is not applicable at March 31, 1998. The types of contracts in which revenue is recognized in the aforementioned manner were initiated subsequent to March 31, 1998 and as such revenue recognition utilizing this method commenced in the fiscal quarter ending June 30, 1998.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

         The Company experienced substantial losses during the nine months ended March 31, 1998, in part due to decreased sales resulting from the Company's inability to ship a new product to the United States government (the "Government") pending first article testing and Government approval. During the three months ended March 31, 1998, the Company completed first article testing, completed test units in the first article ("Test Units") and secured Government approval for production of such units. The Test Units were shipped during the three months ended March 31, 1998. The Company experienced a loss on this portion of the contract of approximately $483,000 due to product development difficulties that delayed Government approval of the Test Units. This loss was reflected during the three months ended March 31, 1998. Also contributing to losses for the nine months ending March 31, 1998 was manufacturing overhead which the Company was not able to reduce proportionate to the reduction in revenues. The Company historically has included all payroll as part of the cost of sales, therefore the Company's fixed (manufacturing, selling, administration) payroll is unable to be absorbed by the low sales volume. Shipment of actual production units of the product described above to the Government commenced in April 1998.

         Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997.

         Sales for the three months ended March 31, 1998 decreased to $2,494,762 from $3,000,031 for the three months ended March 31, 1997 due to the Company's inability to ship a new product to the Government pending first article testing and Government approval, as discussed above.

         Loss from operations increased to a loss of $3,424,864 for the three months ended March 31,1998 as compared to a loss of $401,186 for the three months ended March 31, 1997. The increase in loss from operations was due to: reduced sales; the $483,000 loss on the First Article Test Units discussed above; and a decline in inventory (work-in-progress ("WIP")) of approximately $800,000 which, based on the current level of shipments and orders, indicates an inadequate assessment of prior period WIP. As a result of the factors discussed above, gross profit as a percentage of sales decreased to a negative 99.4% as compared to 16.3% for the three months ended March 31, 1997. This calculation also reflects the Company's reclassification of research and development expenses as cost of sales for the prior year.

         Selling and administrative expenses increased to $848,136 for the three months ended March 31, 1998 as compared to $842,064 for the three months ended March 31, 1997, due primarily to increases in insurance expenses. Due to reduced sales, as a percentage of sales, selling and administrative expenses increased to 34.0% for the three months ended March 31, 1998 as compared to 28.07% for the three months ended March 31, 1997.

         Due to the reclassification of research and development expenses as cost of sales, research and development expenses were $0 for the three months ended March 31, 1998. Research and development expenses were $227,892 for the three months ended March 31, 1997.

         Interest expense increased $47,563 to $97,120 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This increase can be accounted for by increased borrowings and an increase in costs associated with a letter of credit for a multi-year contract.

         Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997.

         Sales for the nine months ended March 31, 1998 decreased to $6,494,671 from $10,163,277 for the nine months ended March 31, 1997 due to the Company's inability to ship a new product to the Government pending first article testing and Government approval during the period, as discussed above.

         Loss from operations increased to a loss of $4,198,776 for the nine months ended March 31, 1998 from a loss of $1,087,605 for the nine months ended March 31, 1997 due to reduced sales. For the reasons discussed above, gross profit as a percentage of sales decreased to a negative 31.3% as compared to 20.44% for the nine months ended March 31, 1997.

         Selling and administrative expenses decreased $446,599 to $1,873,548 for the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997 due to reductions in (a) commission expenses related to foreign sales and (b) travel and marketing expense. However, due to reduced sales, as a percentage of sales, selling and administrative expenses increased to 28.85% for the nine months ended March 31, 1998 as compared to 22.83% for the nine months ended March 31, 1997.

         Due to the reclassification of research and development expenses as cost of sales, as described above, research and development expenses were $0 for the nine months ended March 31, 1998. Research and development expenses were $701,317 for the nine months ended March 31, 1997.

         Interest expense increased to $292,274 for the nine months ended March 31, 1998 as compared to $144,003 for the nine months ended March 31, 1997. The increase can be accounted for by increased borrowings required by the Company during this period due to decreased revenues.

Liquidity and Capital Resources

         During the nine months ended March 31, 1998, a decrease in accounts receivable of $143,551, a decrease in costs and estimated earnings in excess of billing on uncompleted contracts of $207,604 and an increase in accounts payable of $505,491 were the factors that affected cash provided by operating activities. The decreases in accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts resulted from the decline in revenues discussed above. The increase in accounts payable was due to the decline in revenues and limitations on borrowing. Decreases in accrued expenses and payroll taxes of $167,871 combined with an increase in prepaid taxes on income tax refund receivable of $620,313 partially offset cash provided by operating activities. The decrease in accrued expenses is primarily a result of the reduction of accrued commission expense. The increase in prepaid taxes on income resulted from the payment of estimated income taxes combined with the tax benefits associated with the net loss for the nine months ended March 31, 1998.

         During the nine months ended March 31, 1998, the Company made capital expenditures in the aggregate amount of $130,673 to purchase manufacturing and computer equipment and to make certain expenditures associated with patents.

         Cash used by financing activities was a result of borrowings on the Company's line of credit in the amount of $1,055,000 and payments on long-term debt aggregating $237,117.

         The Company's backlog of orders at March 31, 1998 was approximately $13,200,000 as compared to $13,905,000 as of March 31, 1997. The decrease in backlog was primarily due to delays in securing orders in the Company's radiation monitoring systems segment.

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

         Not Applicable.

Item 5.  Other Information.

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  11.  Computation of earnings per share.

                  27.  Financial Data Schedules

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NUCLEAR RESEARCH CORPORATION



Date: April 30, 1999           /s/ Earl M. Pollock
                               ------------------------------------------
                               Earl M. Pollock
                               Chairman of the Board and President
                               (Principal Executive Officer)

Date: April 30, 1999           /s/ Carl G. Katz
                               ------------------------------------------
                               Carl G. Katz
                               Treasurer and Chief Financial Officer
                               (Principal Financial and Accounting
                               Officer)

                                  EXHIBT INDEX


Exhibit                                              Method of Filing
-------                                              ----------------
11      Computation of earnings per share....... Filed herewith electronically.
27      Financial Data Schedules................ Filed herewith electronically.