Form 10QSB
period 1998-09-30
NUCLEAR RESEARCH CORP
filed 1999-05-17
CIK 73296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to _____________

                           Commission file No. 0-9613

                          NUCLEAR RESEARCH CORPORATION
         --------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

        Pennsylvania                                               1343870
------------------------------------------                 --------------------
(State or other jurisdiction                                 (I.R.S. Employer
 of organization)                                          Identification No.)

125 Titus Avenue, Warrington, Pennsylvania                          18976
-------------------------------------------                --------------------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (215) 343-5900
               --------------------------------------------------
              (Registrant's telephone number, including area code)


               --------------------------------------------------
               Former Name, Former Address and Formal Fiscal Year,
                          If Changed Since Last Report

               Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    No x
          ---   ---

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 13, 1999 the registrant had 27,658 shares of its common stock outstanding.

               Transitional Small Business Disclosure Format (check one):

                                 Yes      No   x
                                     ---      ---

                                      INDEX

Number                                                                                           Page
------                                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1:           Financial Statements.............................................................1

                  BALANCE SHEET....................................................................1


                  STATEMENT OF OPERATIONS..........................................................3

                  STATEMENT
                  OF SHAREHOLDERS' EQUITY FOR THE THREE MONTHS
                  ENDED SEPTEMBER 30, 1998 AND YEAR ENDED JUNE 30, 1998............................4

                  STATEMENT OF CASH FLOWS..........................................................5

                  NOTES TO FINANCIAL STATEMENTS....................................................6

ITEM 2:           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.......................................................................9

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings...............................................................14

Item 2.           Changes in Securities and Use of Proceeds.......................................14

Item 3.           Defaults upon Senior Securities.................................................14

Item 4.           Submission of Matters to a Vote of Security Holders.............................14

Item 5.           Other Information...............................................................14

Item 6.           Exhibits and Reports on Form 8-K................................................14


                  The Private Securities Litigation Reform Act of 1996 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report contains information that is forward looking, such as information relating to future sales and earnings, shipments and shipping schedules, impact of Year 2000 issues and adequacy of cash available from financing and current cash flows. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials and programming, technological developments and changes in the competitive environment in which the Company operates.

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                          NUCLEAR RESEARCH CORPORATION
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS


                                               September 30, 1998          June 30, 1998
                                               ------------------          -------------
CURRENT ASSETS
        Cash                                      $   143,928              $   132,036
        Accounts receivable                         2,610,785                1,881,026
        Inventory (Note 2)                          3,900,123                4,250,787
        Prepaid taxes on income
           and tax refund receivable                1,092,062                1,092,062
        Prepaid expenses and
           other current assets                       252,410                  180,357
        Deferred Income Taxes                         881,103                  881,103
                                                  -----------              -----------
           Total Current Assets                     8,880,411                8,417,371

PROPERTY, PLANT AND EQUIPMENT
        (net of accumulated depre-
        ciation and amortization of
        $3,596,687 at
        September 30, 1998 and
        $3,529,926 at June 30, 1998)                2,023,078                2,072,608

OTHER ASSETS
        Intangible assets                             175,000                  175,000

        Patents (net of accumulated
        amortization of $112,873
        at September 30, 1998 and
        $112,873 at June 30, 1998)                    178,927                  178,927

        Other                                         181,034                  166,034
                                                  -----------              -----------

           Total Other Assets                         534,961                  519,961
                                                  -----------              -----------

TOTAL ASSETS                                      $11,438,450              $11,009,940
                                                  ===========              ===========

                        See Notes to Financial Statements

                   NUCLEAR RESEARCH CORPORATION BALANCE SHEET
                                   (UNAUDITED)
               -------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         September 30, 1998             June 30, 1998
                                                         ------------------             -------------
CURRENT LIABILITIES
       Short-term borrowings                                 $  5,190,000               $  5,190,000
       Current portion of
         long-term debt                                           121,667                    146,666
       Accounts payable                                         1,038,449                    902,653
       Accrued expenses                                           402,079                  1,103,500
       Accrued payroll and
        payroll taxes                                             440,134                    319,184

       Taxes payable on income                                    369,185                         --
       Billings on uncompleted contracts in excess of
        costs and estimated earnings                               25,127                     23,656
                                                             ------------               ------------
       Total current liabilities                                7,586,641                  7,685,659

LONG-TERM DEBT                                                     35,000                     61,250

DEFERRED INCOME TAXES                                              26,194                     26,194

MINORITY INTEREST IN EQUITY OF
CONSOLIDATED SUBSIDIARY                                                --                         --

COMMITMENTS AND CONTINGENCY
(Note 4)                                                               --                         --

SHAREHOLDERS' EQUITY
        Common Stock
         Stated value $5 per
         share, with 60,000 shares
         authorized, 31,873 shares
         issued and 27,658 shares
         outstanding                                              159,365                    159,365
         Additional paid in
          capital                                                 517,010                    517,010
         Retained Earnings                                      3,176,593                  2,622,815
         Less: treasury stock,
          3,698 shares at cost                                    (62,353)                   (62,353)
                                                             ------------               ------------

       Total shareholders' equity                               3,790,615                  3,236,837
                                                             ------------               ------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                         $ 11,438,450               $ 11,009,940
                                                             ============               ============

                        See Notes to Financial Statements

                          NUCLEAR RESEARCH CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
               -------------------------------------------------

                                                                    Three Months Ended
                                                                       September 30,
                                                              1998                    1997
                                                              ----                    ----
NET SALES                                                $ 5,003,601              $ 1,227,208
COST OF SALES                                              3,218,004                1,078,412
                                                         -----------              -----------
GROSS PROFIT                                               1,785,597                  148,796
SELLING AND ADMINISTRATIVE EXPENSES                          788,072                  500,970
RESEARCH AND DEVELOPMENT EXPENSES                                 --                  257,671
INTEREST EXPENSE                                              79,665                   75,507
                                                         -----------              -----------
INCOME (LOSS) FROM OPERATIONS                                917,860                 (685,352)
OTHER INCOME (EXPENSES)                                        5,103                     (763)
                                                         -----------              -----------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                  922,963                 (686,115)
 LESS:  TAXES ON INCOME (BENEFIT)                            369,185                 (240,140)
                                                         -----------              -----------
NET INCOME (LOSS)                                        $   553,778              $  (445,975)
                                                         ===========              ===========
PRIMARY EARNINGS (LOSS) PER SHARE                        $     20.02              $    (16.12)
                                                         ===========              ===========
WEIGHTED AVERAGE COMMON SHARES                                27,658                   27,658
                                                         ===========              ===========


                        See Notes to Financial Statements

                     NUCLEAR RESEARCH CORPORATION STATEMENT
                  OF SHAREHOLDERS' EQUITY FOR THE THREE MONTHS
              ENDED SEPTEMBER 30, 1998 AND YEAR ENDED JUNE 30, 1998
                                  (UNAUDITED)

            -------------------------------------------------------

                                                                    Additional                                          Total
                                          Common Stock               Paid In         Retained                       Shareholders'
                                     Shares          Amount          Capital          Earnings      Treasury Stock      Equity
                                  -----------      -----------     -----------      -----------      -----------     -----------
Balance at
  June 30, 1997                        27,658      $   159,365     $   517,010      $ 5,587,087      $   (62,353)    $ 6,201,109
Net Loss for
  the year ended
  June 30, 1998                            --               --              --       (2,964,272)              --      (2,964,272)
                                  -----------      -----------     -----------      -----------      -----------     -----------
Balance at
  June 30, 1998                        27,658          159,365         517,010        2,622,815          (62,353)      3,236,837
Net profit for
 the three months
 ended September 30, 1998                  --               --              --          553,778               --         553,778
                                  -----------      -----------     -----------      -----------      -----------     -----------
Balance at
  September 30, 1998              $    27,658      $   159,365     $   517,010      $ 3,176,593      $   (62,353)    $ 3,790,615
                                  ===========      ===========     ===========      ===========      ===========     ===========








                        See Notes to Financial Statements

              NUCLEAR RESEARCH CORPORATION STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                           September 30,


                                                                                     1998                    1997
                                                                                  ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                             $ 553,778               $(445,975)
    Adjustments to reconcile net income to
           net cash provided by (used by) operating
           activities:
             Depreciation and amortization                                           66,761                  96,540
             (Increase) decrease in:
                  Accounts receivable                                              (729,759)                287,337
                  Inventory                                                         350,664                (648,848)
                  Prepaid taxes-on income tax and
                    tax refund receivable                                                --                (240,140)
                  Prepaid expenses and other assets                                 (72,053)               (126,729)
                  Costs and estimated earnings in
                    excess of billings on
                    uncompleted contracts                                                --                 207,038
             Increase (decrease) in:
                  Accounts payable                                                  135,796                 251,150
                  Accrued expenses and payroll taxes                               (580,470)               (176,360)
                  Taxes payable - on income                                         369,185                    --
                  Billings on uncompleted contracts in excess of cost and
                   estimated earnings                                                 1,471                    --
                                                                                  ---------               ---------
NET CASH PROVIDED BY (USED BY)
 OPERATING ACTIVITIES                                                                95,373                (795,987)
                                                                                  ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures                                                     (17,231)                (45,500)
           (Increase) decrease in other assets                                      (15,000)                     --
                                                                                  ---------               ---------
NET CASH USED BY INVESTING ACTIVITIES                                               (32,231)                (45,500)
                                                                                  ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES
           Net proceeds on line of credit                                                --                 775,000
           Payments of long-term debt                                                51,250                  79,206
           Other                                                                         --                      --
                                                                                  ---------               ---------

NET CASH PROVIDED BY (USED BY)
 FINANCING ACTIVITIES                                                               (51,250)                695,794
                                                                                  ---------               ---------

NET INCREASE (DECREASE) IN CASH                                                      11,892                (145,693)
CASH - beginning                                                                    132,036                 183,610
                                                                                  ---------               ---------
CASH - ending                                                                     $ 143,928               $  37,917
                                                                                  =========               =========



                          NUCLEAR RESEARCH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                    September 30, 1998 and September 30, 1997

Note 1. The Financial Statements of Nuclear Research Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 and June 30, 1998 and the results of operations and cash flows for the three months ended September 30, 1998 and 1997. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

The results of operations for the three months ended September 30, 1998 and 1997 are not necessarily indicative of the results for the full year.

The Financial Statements include the accounts of Nuclear Research Corporation, NRC Acquisition Corporation and Northeast Nuclear, Ltd., wholly-owned subsidiaries hereafter referred to collectively as the "Company." Also included in the Financial Statements are the accounts of Measurement Dynamics LLC ("MDLLC").

The Company has two subsidiaries, NRC Acquisition Corporation, a Pennsylvania corporation, and Northeast Nuclear Ltd., a Virgin Islands corporation. Neither of these subsidiaries has any business operations and, commencing with the Company's fiscal year ended June 30, 1998 ("fiscal 1998"), the assets and liabilities of these subsidiaries are treated as the assets and liabilities of the Company.

In September 1998, the Company acquired all of the outstanding membership interests of MDLLC not then owned by the Company. In connection with that acquisition, as of June 30, 1998, all of the assets and liabilities of MDLLC became the assets and liabilities of the Company and the Company wrote off amounts due the Company from MDLLC. Prior to its acquisition of the other outstanding membership interests of MDLLC, the Company owned 42% of the outstanding membership interests of MDLLC.

                          NUCLEAR RESEARCH CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.  Inventory.

                                                                                 (Unaudited)
                                                                  September 30,                    June 30,
                                                                      1998                           1998
                                                               ----------------               ---------------
Inventory consists of:
Work-In-Process
  United States Government contracts                           $      1,386,377               $     1,585,356
  Commercial contracts                                                  579,366                       695,253
Purchased and manufactured parts                                      2,237,403                     2,872,827
                                                               ----------------               ---------------
                                                                      4,203,146                     5,153,436
Less:  Progress payments on United States
  Government contracts                                                  303,023                       902,649
                                                               ----------------               ---------------
Total                                                          $      3,900,123               $     4,250,787
                                                               ================               ===============

The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at September 30, 1998, reported inventories would have been $976,478 higher and reported net income would have decreased by $22,971 ($.83 per share). The pro forma effect relating to the use of the FIFO method would have resulted in the following balances for the statement of operations presentation for the three months ended September 30, 1998:


               Gross Profit                       $1,748,546
                                                  ==========

               Income from Operations             $  880,809
                                                  ==========

               Net Income                         $  530,807
                                                  ==========

                          NUCLEAR RESEARCH CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 3. Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts.

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

The liability, "Billings on uncompleted contracts in excess of cost and estimated earnings" represents billings in excess of revenue recognized.

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:


       Costs incurred and estimated
                  earnings on uncompleted
                  contracts                          $   497,781
                  Billings to date                      $522,908
                                                     -----------
                                                     $  (25,127)
                                                     ===========

       Included in accompanying balance sheet under the following caption:

       Billings on uncompleted
       contracts in excess of cost and
       estimated earnings                             $  (25,127)
                                                     ===========

                          NUCLEAR RESEARCH CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 4.  Commitments and Contingency.

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                  Sales for the three months ended September 30, 1998 increased to $5,003,601 from $1,227,208 for the three months ended September 30, 1997 primarily due to the shipment of a new product to the United States government (the "Government"). Shipments of the new product commenced in April 1998 and continued through the reporting period following an extended period prior to April 1998 during which the Company was unable to ship the product pending first article testing and Government approval. The Company expects the shipments of the new product to the Government to continue through the remainder of the fiscal year ended June 30, 1999 and beyond.

                  Income from operations increased to $917,860 for the three months ended September 30, 1998 from a loss of $685,352 for the three months ended September 30, 1997 due to increased sales. Gross profit as a percentage of sales increased to 35.7% at September 30, 1998 as compared to 12.1% at September 30, 1997 due to the increase in sales described above.

                  Selling and administrative expenses increased $287,102 to $788,072 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997, primarily due to increased sales.

                  As a percentage of sales, selling and administrative expenses decreased to 15.75% for the three months ended September 30, 1998 as compared to 40.82% for the three months ended September 30, 1997 due to the increase in sales.

                  Research and development expenses decreased to $0 for the three months ended September 30, 1998 as compared to $257,671 for the three months ended September 30, 1997 due to the reclassification of research and development expense as cost of sales.

                  Interest expense increased $4,158 to $79, 665 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997, primarily due to increased borrowings.

Liquidity and Capital Resources

                  During the three months ended September 30, 1998, the major factors that affected cash provided by operating activities were an increase in accounts receivable of $729,759, an increase in accounts payable of $135,796, an increase in taxes payable on income of $369,185 and an increase in net income of $553,778. These increases resulted from the increase in sales for the quarter ended September 30, 1998. Additional factors affecting cash provided by operating activities were a decrease in inventory of $350,664 and a decrease in accrued expenses and payroll of $580,470. The decrease in inventory was due to consumption of raw materials in connection with the manufacture of the new product described above, the sale of which increased revenues. The decrease in accruals was due to the payment of June 30, 1998 accrued vacation and other liabilities.

                  During the three months ended September 30, 1998, the Company made capital expenditures in the aggregate amount of $17,231 to purchase manufacturing and computer equipment.

                  The Company's backlog of orders as of September 30, 1998 was $13,502,000 as compared to $17,440,000 as of September 30, 1997. The decline in backlog was primarily due to the shipment of a new product to the Government that had been previously delayed, as described above.

                  In May 1998, the Company and its lender, First Union National Bank, successor by merger to CoreStates Bank, N.A. and Bucks County Bank and Trust Company (the "Bank"), entered into a First Amendment to Line of Credit Agreement (the "First Amendment"). Under the First Amendment, the borrowing availability on the Company's line of credit loans with the Bank was increased from $5,500,000 to $6,000,000. Under the First Amendment, the additional credit availability was made available to the Company on a committed basis until June 30, 1998, provided that no Event of Default or Collateral Deterioration (as those terms are defined in the First Amendment) greater than $800,000 occurred. Effective July 1, 1998, the line of credit was provided at the sole and absolute discretion of the Bank, repayable on demand regardless of whether an Event of Default or Collateral Deterioration greater than $800,000 occurred. The

First Amendment subsequently was extended through October 7, 1998. As of the date of this filing, no Event of Default or Collateral Deterioration has occurred.

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

                  On April 29, 1999, the Bank and the Company entered into a Forbearance and Loan Restructuring Agreement (the "Forbearance Agreement") pursuant to which, among other things, the forbearance period set forth in the First Amendment was extended through June 30, 1999. As consideration for this extension, the Company paid to the Bank $200,000 as a principal reduction to the Company's line of credit and agreed to amortize the working capital line of credit at a rate of $25,000 per month plus interest. In addition, the amount from which Collateral Deterioration is measured was reduced from $4,127,730 to $3,800,000 effective January 1, 1999. In connection with the Forbearance Agreement, the Bank required that Mr. and Mrs. Pollock give limited personal guarantees and enter into non-recourse stock pledge agreements pledging to the Bank all of the common stock of the Company owned by them as collateral for the limited personal guarantees. The Board of Directors of the Company determined to issue an additional five-year warrant for 5,000 shares to Mr. and Mrs. Pollock, as tenants by the entireties, upon the execution and delivery by them of the required guaranty.

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

                  Principal Vendors and Service Providers: The Company also is exposed to the risk that one or more of its vendors, suppliers, or service providers could experience Year 2000 issues that could impact the ability of such vendor, supplier, or service provider to provide goods and services. Though this is not considered a significant risk with respect to the suppliers of goods due to the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the nature and extent of the disruption, have a material adverse impact on the Company's operations. To date the Company is not aware of any vendor or service provider with a Year 2000 issue that it believes would have a material adverse impact on the Company's operations. However, the Company has no means of insuring that its vendors or service providers will be Year 2000 compliant. The inability of vendors or service providers to complete their Year 2000 resolution process in a timely fashion could have an adverse impact on the Company.

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

                  In September 1995, the Company's management was notified that MDLLC, Mark A. Sitcoske and a company controlled by Mr. Sitcoske, Measurement Dynamics, Inc., had been named as co-defendants in a suit filed on September 7, 1995 in the Superior Court of the State of Rhode Island by Hanna, a Rhode Island company that previously employed Mr. Sitcoske. The suit alleged that the defendants acted in violation of an existing employment and non-compete agreement between Hanna and Mr. Sitcoske and sought to enjoin Mr. Sitcoske from his continued employment with MDLLC and to obtain damages; however, at December 31, 1997, Hanna had not sought a hearing to obtain injunctive relief and the matter was in discovery. In September, 1998, the Company acquired all of the outstanding membership interests in MDLLC not then owned by the Company. In March 1999, the Hanna lawsuit was settled and a Stipulation of Dismissal, dismissing the lawsuit with prejudice, was filed with the court. In settlement of the Hanna lawsuit, each of Hanna, on the one hand, and the defendants in the Hanna lawsuit and the Company, on the other hand, granted to the other a general release, and Hanna received a settlement payment of $12,500. The Company contributed the $12,500 settlement amount.

Item 2.       Changes in Securities and Use of Proceeds.

              Not Applicable.

Item 3.       Defaults upon Senior Securities.

              Not Applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

              Not Applicable.

Item 5.       Other Information.

              Not Applicable.

Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits.

                  11.  Statement Regarding Computation of Per Share Earnings
                  27.  Financial Data Schedule

              (b) Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             NUCLEAR RESEARCH CORPORATION


Date: May 14, 1999           By: /s/  Earl M. Pollock
                                 --------------------------------------------
                                 Earl M. Pollock
                                 Chairman of the Board and President
                                 (Principal Executive Officer)


Date: May 14, 1999           By: /s/  Carl G. Katz
                                 --------------------------------------------
                                 Carl G. Katz
                                 Treasurer and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                  Exhibit Index


Exhibit                                                                                             Method of Filing
-------                                                                                             ----------------

11.  Statement Regarding Computation of Per Share Earnings.............................Filed Herewith Electronically
27.  Financial Data Schedule ..........................................................Filed Herewith Electronically