Form 10QSB
period 1998-12-31
NUCLEAR RESEARCH CORP
filed 1999-05-17
CIK 73296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 1998

                            OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ___________ to __________

                           Commission file No. 0-9613

                          NUCLEAR RESEARCH CORPORATION
        -----------------------------------------------------------------
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


               ---------------------------------------------------
               Former Name, Former Address and Formal Fiscal Year,
                          If Changed Since Last Report

                  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes __   No _x_

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: as of May 13, 1999, the registrant had 27,658 shares of its common stock outstanding.

                  Transitional Small Business Disclosure format (check one):
                                 Yes __               No  _x_

                                      INDEX


Number                                                                     Page
------                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1:           Financial Statements........................................1

                  BALANCE SHEET...............................................1

                  STATEMENTS OF OPERATIONS....................................3

                  STATEMENTS OF OPERATIONS....................................4

                  STATEMENTS
                  OF SHAREHOLDERS' EQUITY FOR THE SIX MONTHS
                  ENDED DECEMBER 31, 1998 AND YEAR ENDED JUNE 30, 1998........5

                  STATEMENTS OF CASH FLOWS....................................6

                  NOTES TO FINANCIAL STATEMENTS...............................7

Item 2:           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................10

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..........................................15

Item 2.           Changes in Securities and Use of Proceeds..................16

Item 3.           Defaults upon Senior Securities............................16

Item 4.           Submission of Matters to a Vote of Security Holders........16

Item 5.           Other Information..........................................16

Item 6.           Exhibits and Reports on Form 8-K...........................16

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

                         PART I - FINANCIAL INFORMATION

Item 1:           Financial Statements

                          NUCLEAR RESEARCH CORPORATION
                                  BALANCE SHEET
                                   (UNAUDITED)
                          ----------------------------

                                     ASSETS


                                                              December 31, 1998            June 30, 1998
                                                              -----------------            -------------
CURRENT ASSETS
        Cash                                                     $   1,141,721               $     132,036
        Accounts receivable                                          2,997,525                   1,881,026
        Inventory (Note 2)                                           3,586,568                   4,250,787
        Costs and estimated earnings in
          excess of billings on uncompleted
          contracts (Note 3)                                            66,594                           -
        Prepaid taxes on income
           and tax refund receivable                                    24,835                   1,092,062
        Prepaid expenses and
           other current assets                                        246,847                     180,357
        Deferred income taxes                                          881,103                     881,103
                                                                 -------------               -------------
           Total current assets                                      8,945,193                   8,417,371

PROPERTY, PLANT AND EQUIPMENT
        (net of accumulated depreciation and
        amortization of $3,663,447 at December 31,
        1998 and $3,529,926 at June 30, 1998)                        1,955,714                   2,072,608

OTHER ASSETS
        Intangible assets (net of accumulated
        amortization of $0 at December 31, 1998
        and $0 at June 30, 1998)                                       175,000                     175,000

        Patents (net of accumulated
        amortization of $112,873
        at December 31, 1998 and
        $112,873 at June 30, 1998)                                     178,927                     178,927

        Other                                                          129,660                     166,034
                                                                 -------------               -------------

           Total other assets                                          483,587                     519,961
                                                                 -------------               -------------

TOTAL ASSETS                                                     $  11,384,494               $  11,009,940
                                                                 =============               =============

                        See Notes to Financial Statements

                   NUCLEAR RESEARCH CORPORATION BALANCE SHEET
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           December 31, 1998              June 30, 1998
                                                           -----------------              -------------
CURRENT LIABILITIES
        Short-term borrowings                                $     5,140,000               $    5,190,000
        Current portion of
          long-term debt                                             113,750                      146,666
        Accounts payable                                             630,519                      902,653
        Accrued expenses                                             259,470                    1,103,500
        Accrued payroll and
          payroll taxes                                              389,565                      319,184

        Taxes payable on income                                      635,000                            -
        Billings on uncompleted contracts in excess of
          costs and estimated earnings                                     -                       23,656
                                                             ---------------               --------------
        Total current liabilities                                  7,168,304                    7,685,659

LONG-TERM DEBT                                                             -                       61,250

DEFERRED INCOME TAXES                                                 26,194                       26,194

MINORITY INTEREST IN EQUITY OF
CONSOLIDATED SUBSIDIARY                                                    -                            -

COMMITMENTS AND CONTINGENCY
(Note 4)                                                                   -                            -

SHAREHOLDERS' EQUITY
        Common Stock
          Stated value $5 per
          share, with 60,000 shares
          authorized, 31,873 shares
          issued and 27,658 shares
          outstanding                                                159,365                      159,365
          Additional paid in
          capital                                                    517,010                      517,010
          Retained Earnings                                        3,575,974                    2,622,815
          Less: treasury stock,
           3,698 shares at cost                                      (62,353)                     (62,353)
                                                             ---------------               --------------

        Total shareholders' equity                                 4,189,996                    3,236,837
                                                             ---------------               --------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                         $    11,384,494               $   11,009,940
                                                             ===============               ==============

                        See Notes to Financial Statements

                          NUCLEAR RESEARCH CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          Three Months Ended
                                                                             December 31,
                                                                         1998            1997
                                                                         ----            ----
NET SALES                                                            $   4,900,490   $   2,772,701
COST OF SALES                                                            3,300,923       2,474,743
                                                                     -------------   -------------
GROSS PROFIT                                                             1,599,567         297,958
SELLING AND ADMINISTRATIVE EXPENSES                                        844,195         524,442
RESEARCH AND DEVELOPMENT EXPENSES                                                -        (257,671)
INTEREST EXPENSE                                                           109,932         119,747
                                                                     -------------   -------------
INCOME (LOSS) FROM OPERATIONS                                              645,440         (88,560)
OTHER INCOME                                                                19,756           6,751
                                                                     -------------   -------------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                                665,196         (81,809)
 LESS:  TAXES (BENEFIT) ON INCOME                                          265,815         (28,633)
                                                                     -------------   -------------
NET INCOME (LOSS)                                                    $     399,381   $     (53,176)
                                                                     =============   =============
PRIMARY EARNINGS (LOSS) PER SHARE                                    $       14.44   $       (1.92)
                                                                     =============   =============
WEIGHTED AVERAGE COMMON SHARES                                              27,658          27,658
                                                                     =============   =============



                        See Notes to Financial Statements

                          NUCLEAR RESEARCH CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                           Six Months Ended
                                                                             December 31,
                                                                         1998            1997
                                                                         ----            ----
NET SALES                                                            $   9,904,091   $   3,999,909
COST OF SALES                                                            6,518,927       3,553,155
                                                                     -------------   -------------
GROSS PROFIT                                                             3,385,164         446,754
SELLING AND ADMINISTRATIVE EXPENSES                                      1,632,267       1,025,412
RESEARCH AND DEVELOPMENT EXPENSES                                                -               -
INTEREST EXPENSE                                                           189,597         195,254
                                                                     -------------   -------------
INCOME (LOSS) FROM OPERATIONS                                            1,563,300        (773,912)
OTHER INCOME                                                                24,859           5,988
                                                                     -------------   -------------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                              1,588,159        (767,924)
 LESS:  TAXES (BENEFIT) ON INCOME                                          635,000        (268,773)
                                                                        ----------        ---------
NET INCOME (LOSS)                                                    $     953,159   $    (499,151)
                                                                     =============   =============
PRIMARY EARNINGS (LOSS) PER SHARE                                    $       34.46   $      (18.05)
                                                                     =============   =============
WEIGHTED AVERAGE COMMON SHARES                                              27,658          27,658
                                                                     =============   =============





                        See Notes to Financial Statements

                     NUCLEAR RESEARCH CORPORATION STATEMENTS
                   OF SHAREHOLDERS' EQUITY FOR THE SIX MONTHS
              ENDED DECEMBER 31, 1998 AND YEAR ENDED JUNE 30, 1998
                                  (UNAUDITED)

                                                         Additional                                   Total
                                    Common Stock          Paid In       Retained                   Shareholders'
                                Shares        Amount      Capital       Earnings    Treasury Stock     Equity
                                ------       --------    ----------    ---------    -------------- -------------
Balance at
  June 30, 1997                 27,658       $159,365     $517,010     $5,587,087     $(62,353)     $6,201,109

Net loss for
  the year ended
  June 30, 1998                     --             --           --     (2,964,272)          --      (2,964,272)
                               -------       --------     --------     ----------     --------      ----------
Balance at
  June 30, 1998                 27,658        159,365      517,010      2,622,815      (62,353)      3,236,837

Net profit for
 the six months
 ended December 31,  1998           --             --           --        953,159           --         953,159
                               -------       --------     --------     ----------     --------      ----------
Balance at
  December 31, 1998             27,658       $159,365     $517,010     $3,575,974     $(62,353)     $4,189,996
                               =======       ========     ========     ==========     ========      ==========




                        See Notes to Financial Statements

                          NUCLEAR RESEARCH CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                           December 31,

                                                                                    1998                  1997
                                                                                ------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                           $    953,159          $    (499,151)
    Adjustments to reconcile net income to
           net cash provided by (used by) operating
           activities:
             Depreciation and amortization                                           133,521                191,959
             (Increase) decrease in:
                  Accounts receivable                                             (1,116,499)              (214,777)
                  Inventory                                                          664,219               (726,012)
           Prepaid taxes on income tax and
             tax refund receivable                                                 1,067,227                526,210
                  Prepaid expenses and other assets                                  (66,490)              (120,435)
                  Costs and estimated earnings in
                    excess of billings on
                    uncompleted contracts                                            (66,594)               207,604
             Increase (decrease) in:
                  Accounts payable                                                  (272,134)               145,330
                  Accrued expenses and payroll taxes                                (773,649)              (109,197)
                  Taxes payable - on income                                          635,000                      -
                  Billings on uncompleted contracts in excess of cost and
                  estimated earnings                                                 (23,656)                     -
                                                                                ------------          -------------

NET CASH PROVIDED BY (USED BY)
  OPERATING ACTIVITIES                                                             1,134,104               (598,469)
                                                                                ------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures                                                      (16,627)               (40,353)
            (Increase) decrease in other assets                                       36,374                (43,966)
                                                                                ------------           -------------
NET CASH USED BY INVESTING ACTIVITIES                                                 19,747                (84,319)
                                                                                ------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
           Net proceeds on line of credit                                            (50,000)               675,000
           Payments of long-term debt                                                 94,166               (158,161)
           Other                                                                           -                      -
                                                                                ------------          -------------

NET CASH PROVIDED BY (USED BY)
  FINANCING ACTIVITIES                                                              (144,166)               516,839
                                                                                ------------          -------------

NET INCREASE IN CASH                                                               1,009,685               (165,949)
                                                                                ------------          -------------
CASH - beginning                                                                     132,036                183,610
                                                                                ------------          -------------
CASH - ending                                                                      1,141,721                 17,661
                                                                                ============          =============


                        See Notes to Financial Statements

                          NUCLEAR RESEARCH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                     December 31, 1998 and December 31, 1997

Note 1. The Financial Statements of Nuclear Research Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1998 and June 30, 1998 and the results of operations and cash flows for the three months and six months ended December 31, 1998 and 1997. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

The results of operations for the six months ended December 31, 1998 and 1997 are not necessarily indicative of the results for the full year.

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

In September 1998 the Company acquired all of the outstanding membership interests of MDLLC, not then owned by the Company. In connection with that acquisition, as of June 30, 1998, all of the assets and liabilities of MDLLC became the assets and liabilities of the Company and the Company wrote off amounts due the Company from MDLLC. Prior to its acquisition of the other outstanding membership interests of MDLLC, the Company owned 42% of the outstanding membership interests of MDLLC.

                          NUCLEAR RESEARCH CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.  Inventory.

                                                                              (Unaudited)
                                                             December 31,                     June 30,
                                                                 1998                           1998
                                                    --------------------------------------------------------------
Inventory consists of:
Work-In-Process
  United States Government
   contracts                                                $         987,395              $       1,585,356
  Commercial contracts                                                800,216                        695,253
Purchased and manufactured
   parts                                                            2,211,160                      2,872,827
                                                            -----------------              -----------------

                                                                    3,998,771                      5,153,436
Less:  Progress payments on United
States Government contracts                                           412,203                        902,649
                                                            -----------------              -----------------
Total                                                       $       3,586,568              $       4,250,787
                                                            =================              =================

The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at December 31, 1998, reported inventories would have been $898,316 higher and reported net income would have decreased by $21,135 ($.76 per share). The pro forma effect relating to the use of the FIFO method would have resulted in the following balances for the statement of operations presentation for the six months ended December 31, 1998:

                  Gross Profit                               $3,351,076
                                                             ==========

                  Income from Operations                     $1,529,242
                                                             ==========

                  Net Income                                 $  932,024
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

The liability "Billings on uncompleted contracts in excess of cost and estimated earnings" represents billings in excess of revenue recognized.

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                  Costs incurred and estimated
                    earnings on uncompleted
                    contracts                                $   536,769
                  Billings to date                                470,175
                                                             ------------
                                                             $     66,594
                                                             ============


                  Included in accompanying balance sheet under the following caption:

                  Costs and estimated earnings
                    in excess of billings on
                    uncompleted contracts                     $    66,594
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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                  Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997.

                  Sales for the three months ended December 31, 1998 increased to $4,900,490 from $2,772,701 for the three months ended December 31, 1997, primarily due to the shipment of a new product to the United States government (the "Government"). Shipments of the new product commenced in April 1998 and continued through the reporting period following an extended period prior to April 1998 during which the Company was unable to ship the product pending first article testing and Government approval. The Company expects the shipments of the new product to the Government to continue through the remainder of the fiscal year ended June 30, 1999 and beyond.

                  Income from operations increased to $645,440 for the three months ended December 31, 1998 as compared to a loss of $88,560 for the three months ended December 31, 1997 due to an increase in sales and gross profit as a percentage of sales. Gross profit as a percentage of sales for the three months ended December 31, 1998 was 32.6% as compared to 10.7% for the three months ended December 31, 1997. The increase in gross profit as a percentage of sales was primarily due to the increase in revenue associated with the shipment of a new product to the Government as described above.

                  Selling and administrative expenses increased to $844,195 for the three months ended December 31, 1998 compared to $524,442 for the three months ended December 31, 1997, primarily due to increased sales. Selling and administrative expense as a percentage of sales decreased to 17.2% as compared to 18.9% for the three months ended December 31, 1997 due to the increase in sales.

                  Research and development expenses were $0 for the three months ended December 31, 1998 compared to a negative $257,671 for the three months ended December 31, 1997 due to a reclassification of research and development expense as cost of sales.

                  Interest expense decreased from $119,747 for the three months ended December 31, 1997 to $109,932 for the three months ended December 31, 1998. The decrease can be attributed to a decrease in borrowings and related costs associated with letters of credit.

                  Six Months Ended December 31, 1998 Compared to Six Months Ended December 31, 1997.

                  Sales for the six months ended December 31, 1998 increased to $9,904,091 from $3,999,908 for the six months ended December 31, 1997 due to the shipment of a new product to the Government, as described above.

                  Income from operations increased to $1,563,300 for the six months ended December 31, 1998 from a loss of $773,912 for the six months ended December 31, 1997 because of increases in sales and gross profit as a percentage of sales. Gross profit as a percentage of sales increased to 34.2% as compared to 11.2% for the six months ended December 31, 1996 due to a shift in product mix.

                  Selling and administrative expenses increased $606,855 to $1,632,267 for the six months ended December 31, 1998 compared to the six months ended December 31, 1997, primarily due to an increase in sales. As a percentage of sales, selling and administrative expenses decreased to 16.5% for the six months ended December 31, 1998 as compared to 25.6% for the six months ended December 31, 1997 due to increased sales.

                  The Company had no research and development expenses for either the six months ended December 31, 1998 or the six months ended December 31, 1997.

                  Interest expense decreased to $189,597 for the six months ended December 31, 1998 as compared to $195,254 for the six months ended December 31, 1997. The decrease was due to decreasing borrowings and costs associated with letters of credit.

Liquidity and Capital Resources

                  During the six months ended December 31, 1998, the major factors that affected cash provided by operating activities were an increase in accounts receivable of $1,116,499, an increase in net income of $953,159 and an increase in taxes payable on income of $635,000. These increases were the result of increased revenues for the six months ended December 31, 1998. Additional factors that contributed to the increase in cash provided by operating activities were a decrease in inventory of $664,319, a decrease in prepaid taxes on income and income tax refund receivable of $1,067,227, a decrease in accounts payable of $272,134 and a decrease in accrued expenses and payroll taxes of $773,649. The decrease in inventory was due to consumption of raw materials in connection with the manufacture of the new product described above, the sale of which generated increased revenue. The decreases in accounts payable and accrued expenses were due to payments made by the Company for recurring payables and accruals. The decrease in income tax refund was due to collection of the receivable.

                  During the six months ended December 31, 1998, the Company made capital expenditures in the aggregate amount of $16,627 to purchase manufacturing and computer equipment.

                  The decrease in cash provided by financing activities was a result of payments made by the Company to (1) reduce its line of credit by $50,000, and (2) reduce its long term debt by $94,166.

                  The Company's backlog of orders at December 31, 1998 was $28,800,000 as compared to $16,500,000 at December 31, 1997. The increase in backlog was primarily due to a new Government contract.

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

                  As a condition precedent to the Bank's entering into the First Amendment, Earl M. Pollock, President of the Company, and Dorothy S. Pollock, Secretary of the Company and wife of Earl M. Pollock, entered into a Guaranty pursuant to which they jointly and severally guaranteed the obligations of the Company to the Bank up to the lesser of $800,000 or the amount of any Collateral Deterioration. In exchange for entering into the Guaranty, the

Company issued to Earl M. Pollock and Dorothy S. Pollock, as tenants by the entireties, a warrant for the purchase of 3,000 shares of Common Stock at an exercise price of $117.03 per share, the book value per share of the Company as of June 30, 1998. The warrant expires on May 20, 2003.

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

                  Not Applicable.

Item 5.           Other Information.

                  Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                  11 Statement regarding computation of per share earnings.

                  27       Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NUCLEAR RESEARCH CORPORATION
                                      (Registrant)

Date: May 14, 1999                    /s/ Earl M. Pollock
                                      -------------------------------------
                                      Earl M. Pollock
                                      Chairman of the Board and President
                                      (Principal Executive Officer)

Date: May 14, 1999                    /s/ Carl G. Katz
                                      -------------------------------------
                                      Carl G. Katz
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

                                  EXHIBIT INDEX


Exhibit                                                                         Method of Filing
-------                                                                         ----------------
11                Statement regarding computation of
                  per share earnings.                                           Filed electronically herewith.

27                Financial Data Schedule                                       Filed electronically herewith.
