Form 10QSB
period 1999-03-31
NUCLEAR RESEARCH CORP
filed 1999-06-14
CIK 73296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the quarterly period ended March 31, 1999

                                       OR

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from _______________ to _______________

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

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: as of May 31, 1999, the registrant had 27,658 shares of its common stock outstanding.

           Transitional Small Business Disclosure format (check one):
                                 Yes    No X
                                    ---   ---

                                      INDEX

Number                                                                                                 Page
------                                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements............................................................................1

           Balance Sheet...................................................................................1

           Statements of Operations........................................................................3

           Statements of Operations........................................................................4

           Statements of Shareholders' Equity For The Nine Months
           Ended March 31, 1999 And Year Ended June 30, 1998...............................................5

           Statements of Cash Flows........................................................................6

           Notes to Financial Statements...................................................................7

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.....................................................................................10

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................15

Item 2.    Changes in Securities and Use of Proceeds......................................................16

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

                                      -ii-

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

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements
-------  --------------------

                          NUCLEAR RESEARCH CORPORATION
                                  BALANCE SHEET
                                   (UNAUDITED)
                          -----------------------------

                                     ASSETS


                                                                March 31, 1999             June 30, 1998
                                                                --------------             -------------
CURRENT ASSETS
        Cash                                                     $     913,379               $     132,036
        Accounts receivable                                          2,507,746                   1,881,026
        Inventory (Note 2)                                           3,844,465                   4,250,787
        Costs and estimated earnings in
          excess of billings on uncompleted
          contracts (Note 3)                                           104,696                           -
        Prepaid taxes on income
           and tax refund receivable                                    24,835                   1,092,062
        Prepaid expenses and
           other current assets                                        287,770                     180,357
        Deferred income taxes                                          881,103                     881,103
                                                                 -------------               -------------
           Total current assets                                      8,563,994                   8,417,371

PROPERTY, PLANT AND EQUIPMENT
        (net of accumulated depreciation and amortization
        of $3,730,208 at March 31, 1999 and $3,529,926
        at June 30, 1998)                                            1,897,741                   2,072,608

OTHER ASSETS
        Intangible assets (net of accumulated amortization
        of $0 at March 31, 1999
        and $0 at June 30, 1998)                                       175,000                     175,000

        Patents (net of accumulated
        amortization of $112,873
        at March 31, 1999 and
        $112,873 at June 30, 1998)                                     180,497                     178,927

        Other                                                          160,497                     166,034
                                                                 -------------               -------------

           Total other assets                                          515,994                     519,961
                                                                 -------------               -------------

TOTAL ASSETS                                                     $  10,977,729               $  11,009,940
                                                                 =============               =============


                        See Notes to Financial Statements

                   NUCLEAR RESEARCH CORPORATION BALANCE SHEET
                                   (UNAUDITED)
                   ------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                             March 31, 1999                June 30, 1998
                                                             --------------                -------------
CURRENT LIABILITIES
        Short-term borrowings                                $     4,865,000               $    5,190,000
        Current portion of
          long-term debt                                              87,500                      146,666
        Accounts payable                                             663,704                      902,653
        Accrued expenses                                             380,629                    1,103,500
        Accrued payroll and
          payroll taxes                                              427,851                      319,184
        Taxes payable on income                                      516,005                            -
        Billings on uncompleted contracts in excess of
          costs and estimated earnings                                     -                       23,656
                                                             ---------------               --------------
        Total current liabilities                                  6,940,689                    7,685,659

LONG-TERM DEBT                                                             -                       61,250

DEFERRED INCOME TAXES                                                 26,194                       26,194

MINORITY INTEREST IN EQUITY OF
CONSOLIDATED SUBSIDIARY                                                    -                            -

COMMITMENTS AND CONTINGENCY
(Note 4)                                                                   -                            -

SHAREHOLDERS' EQUITY
        Common Stock
          Stated value $5 per
          share, with 60,000 shares
          authorized, 31,873 shares
          issued and 27,658 shares
          outstanding                                                159,365                      159,365
          Additional paid in
          capital                                                    517,010                      517,010
          Retained Earnings                                        3,396,824                    2,622,815
          Less: treasury stock,
           3,698 shares at cost                                      (62,353)                     (62,353)
                                                             ---------------               --------------

        Total shareholders' equity                                 4,010,846                    3,236,837
                                                             ---------------               --------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                         $    10,977,729               $   11,009,940
                                                             ===============               ==============



                        See Notes to Financial Statements

                          NUCLEAR RESEARCH CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                          -----------------------------


                                                                          Three Months Ended
                                                                               March 31,
                                                                         1999            1998
                                                                         ----            ----
NET SALES                                                            $   3,677,664   $   2,494,762
COST OF SALES                                                            2,827,898       4,974,370
                                                                     -------------   -------------
GROSS PROFIT                                                               849,766      (2,479,608)
SELLING AND ADMINISTRATIVE EXPENSES                                      1,049,068         848,136
RESEARCH AND DEVELOPMENT EXPENSES                                                -               -
INTEREST EXPENSE                                                           130,470          97,120
                                                                     -------------   -------------
INCOME (LOSS) FROM OPERATIONS                                             (329,772)     (3,424,864)
OTHER INCOME                                                                31,627          17,546
                                                                     -------------   -------------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                               (298,145)     (3,407,318)
 LESS:  TAXES (BENEFIT) ON INCOME                                         (118,995)     (1,192,562)
                                                                     -------------   -------------
NET INCOME (LOSS)                                                    $    (179,150)  $  (2,214,756)
                                                                     =============   =============
PRIMARY EARNINGS (LOSS) PER SHARE                                    $       (6.48)  $      (80.08)
                                                                     =============   =============
WEIGHTED AVERAGE COMMON SHARES                                              27,658          27,658
                                                                     =============   =============



                        See Notes to Financial Statements

                          NUCLEAR RESEARCH CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                          -----------------------------



                                                                          Nine Months Ended
                                                                              March 31,
                                                                         1999            1998
                                                                         ----            ----
NET SALES                                                           $   13,581,755   $   6,494,671
COST OF SALES                                                            9,346,825       8,527,525
                                                                    --------------   -------------
GROSS PROFIT                                                             4,234,930      (2,032,854)
SELLING AND ADMINISTRATIVE EXPENSES                                      2,681,335       1,873,548
RESEARCH AND DEVELOPMENT EXPENSES                                                -               -
INTEREST EXPENSE                                                           320,067         292,374
                                                                    --------------   -------------
INCOME (LOSS) FROM OPERATIONS                                            1,233,528      (4,198,776)
OTHER INCOME                                                                56,486          23,534
                                                                    --------------   -------------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                              1,290,014      (4,175,242)
 LESS:  TAXES (BENEFIT) ON INCOME                                          516,005      (1,461,335)
                                                                    --------------   -------------
NET INCOME (LOSS)                                                   $      774,009   $  (2,713,907)
                                                                    ==============   =============
PRIMARY EARNINGS (LOSS) PER SHARE                                   $        27.98   $      (98.12)
                                                                    ==============   =============
WEIGHTED AVERAGE COMMON SHARES                                              27,658          27,658
                                                                    ==============   =============



                        See Notes to Financial Statements

                     NUCLEAR RESEARCH CORPORATION STATEMENTS
                   OF SHAREHOLDERS' EQUITY FOR THE NINE MONTHS
                ENDED MARCH 31, 1999 AND YEAR ENDED JUNE 30, 1998
                                  (UNAUDITED)
--------------------------------------------------------------------------------



                                                         Additional                                     Total
                                     Common Stock         Paid In       Retained                    Shareholders'
                                 Shares       Amount      Capital       Earnings    Treasury Stock     Equity
                                 ------       ------      -------       --------    --------------     ------
Balance at
  June 30, 1997                 27,658       $159,365     $517,010    $ 5,587,087       $(62,353)     $ 6,201,109
Net loss for
  the year ended
  June 30, 1998                   --            --           --        (2,964,272)         --          (2,964,272)
                              ----------     --------     --------    -----------       --------      -----------
Balance at
  June 30, 1998                 27,658        159,365      517,010      2,622,815        (62,353)       3,236,837
Net profit for
 the nine months
 ended March 31,  1999            --            --           --           774,009          --             774,009
                              ----------     --------     --------    -----------       --------      -----------
Balance at
  March 31, 1999                27,658       $159,365     $517,010    $ 3,396,824       $(62,353)     $ 4,010,846
                              ==========     ========     ========    ===========       ========      ===========


                        See Notes to Financial Statements

                          NUCLEAR RESEARCH CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                            March 31,
                                                                                    1999                  1998
                                                                                    ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                           $    774,009          $  (2,713,907)
     Adjustments to reconcile net income to
           net cash provided by (used by) operating
           activities:
             Depreciation and amortization                                           200,282                285,459
             (Increase) decrease in:
                  Accounts receivable                                               (626,720)               143,551
                  Inventory                                                          406,322              1,642,725
             Prepaid taxes on income tax and
               tax refund receivable                                               1,067,227               (620,313)
                  Prepaid expenses and other assets                                 (107,413)              (152,559)
                  Costs and estimated earnings in
                    excess of billings on
                    uncompleted contracts                                           (104,696)               207,604
             Increase (decrease) in:
                  Accounts payable                                                  (238,949)               505,491
                  Accrued expenses and payroll taxes                                (614,204)              (168,871)
                  Taxes payable on income                                            516,005                      -
                  Billings on uncompleted contracts in excess of cost and
                  estimated earnings                                                 (23,656)                     -
                                                                                ------------          -------------

NET CASH PROVIDED BY (USED BY)
    OPERATING ACTIVITIES                                                           1,248,207               (870,820)
                                                                                ------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures                                                      (25,415)               (60,230)
           (Increase) decrease in other assets                                         3,967                (70,443)
                                                                                ------------          -------------
NET CASH USED BY INVESTING ACTIVITIES                                                (21,448)              (130,623)
                                                                                ------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
           Net proceeds (payments) on line of credit                                (325,000)             1,055,000
           Payments of (proceeds from) long-term debt                                120,416               (237,117)
           Other                                                                           -                      -
                                                                                ------------          -------------

NET CASH PROVIDED BY (USED BY)
    FINANCING ACTIVITIES                                                            (445,416)               817,813
                                                                                ------------          -------------

NET INCREASE (DECREASE) IN CASH                                                      781,343               (183,610)
                                                                                ------------          -------------
CASH - beginning                                                                     132,036                183,610
                                                                                ------------          -------------
CASH - ending                                                                   $    913,379          $           -
                                                                                ============          =============


                        See Notes to Financial Statements

                          NUCLEAR RESEARCH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                        March 31, 1999 and March 31, 1998

Note 1. The Financial Statements of Nuclear Research Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999 and June 30, 1998 and the results of operations and cash flows for the three months and nine months ended March 31, 1999 and 1998. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have either been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report on Form 10-K.

The results of operations for the nine months ended March 31, 1999 and 1998 are not necessarily indicative of the results for the full year.

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

                          NUCLEAR RESEARCH CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2.  Inventory.


                                                       (Unaudited)

                                           March 31,              June 30,
                                              1999                  1998
                                        ----------------------------------------
Inventory consists of:
Work-In-Process
  United States Government
   contracts                             $         795,825     $       1,585,356
  Commercial contracts                           1,579,335               695,253
Purchased and manufactured
   parts                                         1,599,081             2,872,827
                                         -----------------     -----------------

                                                 3,974,241             5,153,436
Less:  Progress payments on United
States Government contracts                        129,776               902,649
                                         -----------------     -----------------
Total                                    $       3,844,465     $       4,250,787
                                         =================     =================

The Company uses the last-in, first-out (LIFO) method to determine its material inventory costs. The following information will facilitate comparison with operating results of companies using the FIFO method. If the Company's inventory had been determined using the FIFO method at March 31, 1999, reported inventories would have been $758,573 higher and reported net income would have increased by $41,158 ($1.48 per share). The pro forma effect relating to the use of the FIFO method would have resulted in the following balances for the statement of operations presentation for the nine months ended March 31, 1999:

                  Gross Profit                      $4,337,825
                                                    ===========
                  Income from Operations            $1,336,423
                                                    ===========
                  Net Income                        $  815,167
                                                    ===========

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

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                  Costs incurred and estimated
                    earnings on uncompleted
                    contracts                                $   647,414
                  Billings to date                               542,718
                                                             -----------
                                                             $   104,696
                                                             ===========

                  Included in accompanying balance sheet under the following caption:

                  Costs and estimated earnings
                    in excess of billings on
                    uncompleted contracts                    $   104,696
                                                              ==========

                          NUCLEAR RESEARCH CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 4.  Commitments and Contingency.
         ---------------------------

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results ------ of Operations
        ------------------------------------------------------------------------

Results of Operations
---------------------

                  Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998.
                  ----------------------------------------------------------

                  Sales for the three months ended March 31, 1999 increased to $3,677,664 from $2,494,762 for the three months ended March 31, 1998, primarily due to the shipment of a new product to the United States government (the "Government"). Shipments of the new product commenced in April 1998 and continued through the reporting period following an extended period prior to April 1998 during which the Company was unable to ship the product pending first article testing and Government approval. The Company expects the shipments of the new product to the Government to continue through the remainder of the fiscal year ended June 30, 1999 and beyond.

                  Loss from operations decreased to $(329,772) for the three months ended March 31, 1999 as compared to a loss of $(3,424,864) for the three months ended March 31, 1998 due to an increase in sales and gross profit as a percentage of sales. Gross profit as a percentage of sales for the three months ended March 31, 1999 was 23.1% as compared to a negative 99.4% for the three months ended March 31, 1998. The increase in gross profit as a percentage of sales was primarily due to the increase in revenue associated with the shipment of a new product to the Government as described above.

                  Selling and administrative expenses increased to $1,049,068 for the three months ended March 31, 1999 compared to $848,136 for the three months ended March 31, 1998, primarily due to increased sales. Selling and administrative expense as a percentage of sales decreased to 28.5% as compared to 34.8% for the three months ended March 31, 1998 due to the increase in sales.

                  Research and development expenses were $0 for the three months ended March 31, 1999 and March 31, 1998.

                  Interest expense increased from $97,120 for the three months ended March 31, 1998 to $130,470 for the three months ended March 31, 1999. The increase can be attributed to an increase in borrowings and related costs associated with letters of credit.

                  Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998.
                  --------------------------------------------------------------

                  Sales for the nine months ended March 31, 1999 increased to $13,581,755 from $6,494,671 for the nine months ended March 31, 1998 due to the shipment of a new product to the Government, as described above.

                  Income from operations increased to $1,233,528 for the nine months ended March 31, 1999 from a loss of $(4,198,776) for the nine months ended March 31, 1998 because of increases in sales and gross profit as a percentage of sales. Gross profit as a percentage of sales increased to 31.2% as compared to a negative (31.3%) for the nine months ended March 31, 1998 due to a shift in product mix and an increase in revenue associated with the shipment of a new product to the Government as describe above.

                  Selling and administrative expenses increased $807,787 to $2,681,335 for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998, primarily due to an increase in sales. As a percentage of sales, selling and administrative expenses decreased to 19.7% for the nine months ended March 31, 1999 as compared to 28.8% for the nine months ended March 31, 1998 due to increased sales.

                  The Company had no research and development expenses for either the nine months ended March 31, 1999 or the nine months ended March 31, 1998.

                  Interest expense increased to $320,067 for the nine months ended March 31, 1999 as compared to $292,374 for the nine months ended March 31, 1998. The increase was due to increasing borrowings and costs associated with letters of credit.

Liquidity and Capital Resources
-------------------------------

                  During the nine months ended March 31, 1999, the major factors that affected cash provided by operating activities were an increase in accounts receivable of $626,720, an increase in net income of $239,949 and an increase in taxes payable on income of $516,005. These increases were the result of increased revenues for the nine months ended March 31, 1999. Additional factors that contributed to the increase in cash provided by operating activities were a decrease in inventory of $406,322, a decrease in prepaid taxes on income and income tax refund receivable of $1,067,227, a decrease in accounts payable of $272,134 and a decrease in accrued expenses and payroll taxes of $614,204. The decrease in inventory was due to consumption of raw materials in connection with the manufacture of the new product described above, the sale of which generated increased revenue. The decreases in accounts payable and accrued expenses were due to payments made by the Company for recurring payables and accruals. The decrease in income tax refund was due to collection of the receivable.

                  During the nine months ended March 31, 1999, the Company made capital expenditures in the aggregate amount of $25,415 to purchase manufacturing and computer equipment.

                  The decrease in cash provided by financing activities was a result of payments made by the Company to (1) reduce its line of credit by $325,000, and (2) reduce its long term debt by $120,416.

                  The Company's backlog of orders at March 31, 1999 was approximately $26,093,000 as compared to $13,200,000 at March 31, 1998. Substantially all such orders are subject to cancellation. The Company expects to ship approximately $4,100,000 of the March 31, 1999 backlog prior to the fiscal year ending June 30, 1999 ("fiscal 1999"). The increase in backlog was primarily due to a new $15,982,000 Government contract. The Company expects approximately $650,000 of this Government contract to be funded by the end of fiscal 1999. The balance of the contract is expected to be funded over the next four years.

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

                  On April 29, 1999, the Bank and the Company entered into a Forbearance and Loan Restructuring Agreement (the "Forbearance Agreement") pursuant to which, among other things, the forbearance period set forth in the First Amendment was extended through June 30, 1999. As consideration for this extension, the Company paid to the Bank $200,000 as a principal reduction to the Company's line of credit and agreed to amortize the working capital line of credit at a rate of $25,000 per month plus interest. In addition, the amount from which Collateral Deterioration is measured was reduced from $4,127,730 to $3,800,000 effective January 1, 1999. In connection with the Forbearance Agreement, Mr. and Mrs. Pollock gave limited personal guarantees and entered into non-recourse stock pledge agreements pledging to the Bank all of the common stock of the Company owned by them as collateral for the limited personal guarantees. In exchange for their giving the guarantees and entering into the non-recourse stock pledge agreements, the Board of Directors of the Company issued an additional five-year warrant for 5,000 shares to Mr. and Mrs. Pollock, as tenants by the entireties.


                  The Company is exploring the possibility of a significant transaction to provide the capital and other resources required by the Company, including the liquidation of its obligations to the Bank. The Company believes that available financing and current cash flow will be adequate to support ongoing operations in the near term.

Year 2000 Readiness Disclosure
------------------------------

                  Background
                  ----------

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

                  Year 2000 Readiness
                  --------------------

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

                  Risks Associated with Year 2000 Issues
                  --------------------------------------

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

                  Contingency Plans
                  -----------------

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.
------            -----------------


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

Item 2.           Changes in Securities and Use of Proceeds.
-------           ------------------------------------------

                  Not Applicable.

Item 3.           Defaults upon Senior Securities.
-------           --------------------------------

                  Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.
-------           ----------------------------------------------------

                  Not Applicable.

Item 5.           Other Information.
-------           ------------------

                  Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K.
-------           ---------------------------------

                  (a)      Exhibits.

                  10       Warrant issued to Earl M. Pollock and
                           Dorothy S. Pollock

                  11 Statement regarding computation of per share earnings.

                  27       Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NUCLEAR RESEARCH CORPORATION
                                  ----------------------------------------------
                                  (Registrant)

Date: June 14, 1999               /s/ Earl M. Pollock
                                  ---------------------------------------------
                                  Earl M. Pollock
                                  Chairman of the Board and President
                                  (Principal Executive Officer)

Date: June 14, 1999               /s/ Carl G. Katz
                                  ----------------------------------------------
                                  Carl G. Katz
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer)

                                  EXHIBIT INDEX

Exhibit                                           Method of Filing
-------                                           ----------------

10        Warrant issued to Earl M. Pollock
          and Dorothy Pollock                     Filed electronically herewith.

11        Statement regarding computation of
          per share earnings.                     Filed electronically herewith.

27        Financial Data Schedule                 Filed electronically herewith.